Form 10-Q
period 2024-06-30
Ardent Health Partners, Inc.
filed 2024-08-14
CIK 1756655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-42180

Ardent Health Partners, Inc.
(Exact name of registrant as specified in its charter)

Delaware		61-1764793
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
340 Seven Springs Way, Suite 100 Brentwood, Tennessee		37027
(Address of principal executive offices)		(Zip Code)
(615) 296-3000
(Registrant’s telephone number, including area code)
Ardent Health Partners, LLC
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ARDT	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☒			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2024, the registrant had 142,763,328 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
 ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue	$1,470,920	$1,368,734	$2,909,966	$2,685,722
Expenses:
Salaries and benefits	624,058	598,291	1,245,567	1,190,359
Professional fees	271,903	234,720	536,597	468,571
Supplies	259,391	252,787	517,172	494,165
Rents and leases	24,986	25,407	49,841	48,724
Rents and leases, related party	36,965	36,364	74,164	72,501
Other operating expenses	115,319	108,830	237,151	217,384
Government stimulus income	—	(8,324)	—	(8,463)
Interest expense	18,160	18,692	37,421	36,813
Depreciation and amortization	36,312	34,670	71,663	69,372
Loss on debt extinguishment	1,898	—	1,898	—
Other non-operating gains	(255)	(520)	(255)	(522)
Total operating expenses	1,388,737	1,300,917	2,771,219	2,588,904
Income before income taxes	82,183	67,817	138,747	96,818
Income tax expense	15,222	12,111	25,935	17,330
Net income	66,961	55,706	112,812	79,488
Net income attributable to noncontrolling interests	24,191	22,630	42,995	42,269
Net income attributable to Ardent Health Partners, Inc.	$42,770	$33,076	$69,817	$37,219

Net income per share:
Basic and diluted	$0.34	$0.26	$0.55	$0.30
Weighted-average common shares outstanding:
Basic and diluted	126,115,301	126,115,301	126,115,301	126,115,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
Unaudited
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$66,961	$55,706	$112,812	$79,488
Other comprehensive (loss) income
Change in fair value of interest rate swap	(3,051)	6,209	(2,100)	33
Other comprehensive (loss) income before income taxes	(3,051)	6,209	(2,100)	33
Income tax (benefit) expense related to other comprehensive (loss) income items	(796)	1,620	(548)	8
Other comprehensive (loss) income, net of income taxes	(2,255)	4,589	(1,552)	25
Comprehensive income	64,706	60,295	111,260	79,513
Net income attributable to noncontrolling interests	24,191	22,630	42,995	42,269
Comprehensive income attributable to Ardent Health Partners, Inc.	$40,515	$37,665	$68,265	$37,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in thousands)

	June 30, 2024 (1)	December 31, 2023 (1)
Assets
Current assets:
Cash and cash equivalents	$334,538	$437,577
Accounts receivable	720,989	775,452
Inventories	105,010	105,485
Prepaid expenses	135,545	77,281
Other current assets	205,223	222,290
Total current assets	1,501,305	1,618,085
Property and equipment, net	807,285	811,089
Operating lease right of use assets	256,648	260,003
Operating lease right of use assets, related party	935,298	941,150
Goodwill	852,001	844,704
Other intangible assets, net	76,930	76,930
Deferred income taxes	34,720	32,491
Other assets	144,504	147,106
Total assets	$4,608,691	$4,731,558

Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$10,725	$18,605
Accounts payable	371,098	474,543
Accrued salaries and benefits	248,358	267,685
Other accrued expenses and liabilities	278,378	233,271
Total current liabilities	908,559	994,104
Long-term debt, less current installments	1,081,963	1,168,253
Long-term operating lease liability	230,047	235,241
Long-term operating lease liability, related party	925,916	932,090
Self-insured liabilities	240,618	243,552
Other long-term liabilities	58,931	76,002
Total liabilities	3,446,034	3,649,242
Commitment and contingencies (see Note 9)
Redeemable noncontrolling interests	3,668	7,302
Equity:
Common units (Unlimited units authorized; 485,909,683 and 484,922,828 units issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	497,620	496,882
Accumulated other comprehensive income	17,009	18,561
Retained earnings	225,270	155,453
Equity attributable to Ardent Health Partners, Inc.	739,899	670,896
Noncontrolling interests	419,090	404,118
Total equity	1,158,989	1,075,014
Total liabilities and equity	$4,608,691	$4,731,558
(1) As of June 30, 2024 and December 31, 2023, the unaudited condensed consolidated balance sheet included total liabilities of consolidated variable interest entities of $317.1 million and $337.8 million, respectively. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$112,812	$79,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,663	69,372
Other non-operating gains	—	(45)
Loss on debt extinguishment	1,898	—
Amortization of deferred financing costs and debt discounts	2,857	2,842
Deferred income taxes	(923)	3,886
Unit-based compensation	738	542
Loss from non-consolidated affiliates	2,139	3,416
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	62,021	(50,398)
Inventories	540	(906)
Prepaid expenses and other current assets	(42,791)	(1,394)
Accounts payable and other accrued expenses and liabilities	(85,810)	(15,239)
Accrued salaries and benefits	(19,395)	(26,018)
Net cash provided by operating activities	105,749	65,546
Cash flows from investing activities:
Investment in acquisitions, net of cash acquired	(7,800)	—
Purchases of property and equipment	(62,765)	(54,950)
Other	58	(1,554)
Net cash used in investing activities	(70,507)	(56,504)
Cash flows from financing activities:
Proceeds from insurance financing arrangements	6,026	19,368
Proceeds from long-term debt	1,798	1,225
Payments of principal on insurance financing arrangements	(4,337)	(9,527)
Payments of principal on long-term debt	(104,843)	(8,296)
Debt issuance costs	(2,444)	—
Payments of initial public offering costs	(2,824)	—
Distributions to noncontrolling interests	(31,657)	(31,809)
Redemption of equity attributable to noncontrolling interests	—	(26,024)
Other	—	(5,399)
Net cash used in financing activities	(138,281)	(60,462)
Net decrease in cash and cash equivalents	(103,039)	(51,420)
Cash and cash equivalents at beginning of year	437,577	456,124
Cash and cash equivalents at end of year	$334,538	$404,704

Supplemental Cash Flow Information:
Non-cash purchase of property and equipment	$4,929	$9,009
Deferred offering costs not yet paid	$4,825	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(Dollars in thousands, except for unit amounts)

		Equity Attributable to Ardent Health Partners, Inc.				Noncontrolling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Units		Accumulated Other Comprehensive Income	Retained Earnings
		Units(*)	Amount
Balance at December 31, 2022	$10,796	482,726,544	$510,968	$26,533	$101,549	$400,460	$1,039,510
Net income attributable to Ardent Health Partners, Inc.	—	—	—	—	4,143	—	4,143
Net income attributable to noncontrolling interests	—	—	—	—	—	20,427	20,427
Net loss attributable to redeemable noncontrolling interests	(788)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(4,564)	—	—	(4,564)
Distributions to noncontrolling interests	—	—	—	—	—	(12,555)	(12,555)
Vesting of Class C Units	—	587,053	360	—	—	—	360
Balance at March 31, 2023	$10,008	483,313,597	$511,328	$21,969	$105,692	$408,332	$1,047,321
Net income attributable to Ardent Health Partners, Inc.	—	—	—	—	33,076	—	33,076
Net income attributable to noncontrolling interests	—	—	—	—	—	23,600	23,600
Net loss attributable to redeemable noncontrolling interests	(970)	—	—	—	—	—	—
Other comprehensive income	—	—	—	4,589	—	—	4,589
Distributions to noncontrolling interests	—	—	—	—	—	(19,254)	(19,254)
Redemption of equity attributable to noncontrolling interests	—	—	(14,990)	—	—	(11,034)	(26,024)
Vesting of Class C Units	—	558,013	182	—	—	—	182
Balance at June 30, 2023	$9,038	483,871,610	$496,520	$26,558	$138,768	$401,644	$1,063,490
(*) See Note 1, Description of the Business and Basis of Presentation - Initial Public Offering and Corporate Conversion, for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(Dollars in thousands, except for unit amounts)

		Equity Attributable to Ardent Health Partners, Inc.				Noncontrolling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Units		Accumulated Other Comprehensive Income	Retained Earnings
		Units(*)	Amount
Balance at December 31, 2023	$7,302	484,922,828	$496,882	$18,561	$155,453	$404,118	$1,075,014
Net income attributable to Ardent Health Partners, Inc.	—	—	—	—	27,047	—	27,047
Net income attributable to noncontrolling interests	—	—	—	—	—	21,089	21,089
Net loss attributable to redeemable noncontrolling interests	(2,285)	—	—	—	—	—	—
Other comprehensive income	—	—	—	703	—	—	703
Distributions to noncontrolling interests	—	—	—	—	—	(14,256)	(14,256)
Vesting of Class C Units	—	464,853	512	—	—	—	512
Balance at March 31, 2024	$5,017	485,387,681	$497,394	$19,264	$182,500	$410,951	$1,110,109
Net income attributable to Ardent Health Partners, Inc.	—	—	—	—	42,770	—	42,770
Net income attributable to noncontrolling interests	—	—	—	—	—	25,540	25,540
Net loss attributable to redeemable noncontrolling interests	(1,349)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(2,255)	—	—	(2,255)
Distributions to noncontrolling interests	—	—	—	—	—	(17,401)	(17,401)
Vesting of Class C Units	—	522,002	226	—	—	—	226
Balance at June 30, 2024	$3,668	485,909,683	$497,620	$17,009	$225,270	$419,090	$1,158,989
(*) See Note 1, Description of the Business and Basis of Presentation - Initial Public Offering and Corporate Conversion, for further discussion.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

1. Description of the Business and Basis of Presentation

Reporting Entity

Ardent Health Partners, Inc. was initially formed in Delaware in 2015 as Ardent Health Partners, LLC. On July 17, 2024, Ardent Health Partners, LLC converted from a Delaware limited liability company into a Delaware corporation in connection with its initial public offering and changed its name to Ardent Health Partners, Inc. Ardent Health Partners, Inc. is a holding company that has affiliates that operate acute care hospitals and other healthcare facilities and employ physicians. The terms “Ardent,” the “Company,” “we,” “our” and “us,” as used in these notes to the unaudited condensed consolidated financial statements, refer to Ardent Health Partners, LLC and its affiliates and, subsequent to July 16, 2024, Ardent Health Partners, Inc. and its affiliates, unless stated otherwise or indicated by context. The term “affiliates” includes direct and indirect subsidiaries of Ardent and partnerships and joint ventures in which such subsidiaries are equity owners. At June 30, 2024, the Company operated 30 acute care hospitals in six states, including two rehabilitation hospitals and two surgical hospitals.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

The financial statements include the unaudited condensed consolidated balance sheets, income statements, comprehensive income statements, statements of cash flows and statements of changes in equity of the Company and its affiliates, which are controlled by the Company through the Company’s direct or indirect ownership of a majority equity interest and rights granted to the Company through certain variable interests. All intercompany balances and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in annual financial statements presented in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 included in the Company's final prospectus, dated July 17, 2024, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 18, 2024 (the "Final Prospectus") in connection with the Company's initial public offering.

Initial Public Offering and Corporate Conversion

On July 19, 2024, the Company completed an initial public offering of 12,000,000 shares of its common stock at a public offering price of $16.00 per share (the "IPO") for aggregate gross proceeds of $192.0 million and net proceeds of approximately $181.4 million, after deducting underwriting discounts and commissions of approximately $10.6 million. The Company provided the underwriters with an option to purchase up to an additional 1,800,000 shares of common stock of the Company, which was fully exercised by the underwriters, and, on July 30, 2024, the Company issued 1,800,000 additional shares of common stock at $16.00 per share for additional net proceeds of approximately $27.2 million, after deducting underwriting discounts and commissions of approximately $1.6 million. The Company’s common stock is listed on the New York Stock Exchange under the symbol “ARDT”.

On July 17, 2024, in connection with the IPO and immediately prior to the effectiveness of the Company's IPO registration statement on Form S-1, the Company converted from a Delaware limited liability company into a Delaware corporation by means of a statutory conversion (the “Corporate Conversion”) and changed its name to Ardent Health Partners, Inc. As a result of the Corporate Conversion, the outstanding limited liability company membership units and vested profits interest units were converted into 120,937,099 shares of common stock and outstanding unvested profits interest units were converted into 2,848,027 shares of restricted common stock. Immediately following the Corporate Conversion, ALH Holdings, LLC, a subsidiary of Ventas, Inc. ("Ventas"), a common unit holder that beneficially owned a percentage of the Company’s outstanding membership interests and maintained a seat on the Company’s board of managers, making Ventas a related party, contributed all of its outstanding common stock in AHP Health Partners, Inc. ("AHP Health Partners"), a direct subsidiary of the Company, to Ardent Health Partners, Inc. in exchange for 5,178,202 shares of common stock of Ardent Health Partners, Inc. (the "ALH Contribution"). As a result of the ALH Contribution, AHP Health Partners is a wholly-owned subsidiary of Ardent Health Partners, Inc. The Corporate Conversion and the ALH Contribution have been retrospectively applied to prior periods herein for the purposes of calculating basic and diluted net income per share. The Company’s certificate of incorporation authorizes 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a $0.01 par value per share.

Cybersecurity Incident

In November 2023, the Company determined that a ransomware cybersecurity incident had impacted and disrupted a number of the Company’s operational and information technology systems (the “Cybersecurity Incident”). During this time, the Company’s hospitals remained operational and continued to deliver patient care utilizing established downtime procedures. The Company immediately suspended user access to impacted information technology applications, executed cybersecurity protection protocols, and took steps to restrict further unauthorized activity. Additionally, because of the time taken to contain and remediate the Cybersecurity Incident, online electronic billing systems were not functioning at their full capacities and certain billing, reimbursement and payment functions were delayed, which had an adverse impact on the Company’s results of operations and cash flows for 2023.

While the Company’s hospitals continued to deliver patient care at varying levels during the disruption and remediation periods and the Company’s business is no longer materially disrupted, the Company has incurred, and will continue to incur, certain expenses related to the Cybersecurity Incident, including expenses to respond to, remediate and investigate the Cybersecurity Incident. The full scope of the costs and related impacts of the Cybersecurity Incident, including any future impact on our financial condition and results of operations, as well as the extent to which these costs will be offset by our cybersecurity insurance, has not been determined.

Pure Health Equity Investment

On May 1, 2023, an affiliate of Pure Health Holding PJSC (“Pure Health”) purchased a minority interest in the Company from the unit holders at the time. In connection with Pure Health’s investment, unit holders were eligible to exercise tag-along rights to sell a proportionate share of their individual equity ownership interest in Ardent Health Partners, LLC and AHP Health Partners, the Company's direct subsidiary. Ventas, a common unit holder that beneficially owned a percentage of the Company's outstanding membership interests and maintained a seat on the Company's board of managers, making Ventas a related party, exercised its tag-along right to sell its proportionate share of ownership interest in both Ardent Health Partners, LLC and AHP Health Partners. To fulfill Ventas’ right to sell its proportionate share of noncontrolling ownership interest in AHP Health Partners, the Company exercised its right to repurchase those shares from Ventas for $26.0 million concurrent with Pure Health’s purchase of a minority interest in the Company. The carrying value of the noncontrolling interest was adjusted proportionate to the shares repurchased to reflect the change in ownership of AHP Health Partners, with the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to Ardent Health Partners, LLC. As of July 30, 2024, following the consummation of the IPO and the underwriters’ exercise of their option to purchase additional shares, Pure Health and Ventas beneficially owned approximately 21.2% and 6.5%, respectively, of the Company’s outstanding common stock.

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include its corporate office costs, which were $29.1 million and $26.7 million for the three months June 30, 2024 and 2023, respectively, and $62.0 million and $53.2 million for the six months ended June 30, 2024 and 2023, respectively.

2. Summary of Significant Accounting Policies

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of Coronavirus Disease 2019 (“COVID-19”), a disease caused by a novel strain of coronavirus, a global pandemic. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted by the federal government. Among other provisions, the CARES Act authorized relief funding to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund”). The CARES Act also expanded the Medicare Accelerated and Advance Payment Program through which eligible providers could request accelerated Medicare payments to be repaid through withholdings against future Medicare fee-for-service payments. Distributions from the Provider Relief Fund were intended to reimburse healthcare providers for lost revenue and increased expenses related to the pandemic and were not subject to repayment, provided recipients attested to and complied with applicable terms and conditions set forth by legislation. Distributions provided by the Provider Relief Fund were accounted for as government grants and were recognized in the unaudited condensed consolidated income statements once the grant was received and there was reasonable assurance that the applicable terms and conditions required to retain the distributions were met.

During the three and six months ended June 30, 2024, the Company received and recognized no cash distributions from the Provider Relief Fund and other state and local programs. During the three and six months ended June 30, 2023, the Company received $8.3 million and $8.5 million, respectively, in cash distributions from the Provider Relief Fund and other state and local programs and recognized the distributions as government stimulus income, a reduction of operating expenses, on its unaudited condensed consolidated income statements. Issuance of new guidance, as well as government compliance audits, may result in changes to management’s estimate of government stimulus income and, in certain cases, may result in derecognition of amounts previously recognized and repayment of such amounts. Since 2020, the Company has received and recognized $366.4 million of government stimulus income. Pursuant to Accounting Standards Update (“ASU”) 2021-10, Disclosures by Business Entities about Government Assistance, as an accounting policy election, the Company has utilized International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy to recognize funds received under the CARES Act from the Provider Relief Fund as revenue, given no direct authoritative guidance is available to for-profit organizations to recognize revenue for government contributions and grants. CARES Act revenue may be subject to future adjustments based on future changes to statutes.

Adoption of Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and applies only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2024. Entities may adopt ASU 2020-04 as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company adopted the standard as of January 1, 2023. The adoption of this standard had no material impact on the Company’s unaudited condensed consolidated financial statements and notes.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which expands disclosures about reportable segments and provides requirements for more detailed reporting of a segment’s expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of a segment’s profit or loss. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning one year later. Early adoption is permitted, and amendments must be applied retrospectively to all prior periods presented. The adoption of this guidance will not impact the Company’s consolidated results of operations, financial position or cash flows. The Company is currently evaluating the standard to determine its impact on the Company’s disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and provide disaggregated information about significant reconciling items by jurisdiction and by nature. ASU 2023-09 also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions and includes several other changes to income tax disclosure requirements. This standard is effective for annual periods beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. The adoption of this guidance will not affect the Company’s consolidated results of operations, financial position or cash flows. The Company is currently evaluating the standard to determine its impact on the Company’s disclosures.

Variable Interest Entities

GAAP requires variable interest entities (“VIEs”) to be consolidated if an entity’s interest in the VIE is a controlling financial interest in accordance with ASC 810, Consolidation. Under the variable interest model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses, or the right to receive benefits, from the VIE that could potentially be significant to the VIE.

The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE could cause the Company’s consolidation conclusion to change. The consolidation status of the VIEs with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively.

The Company, through its wholly-owned subsidiaries, owns majority interests in certain limited liability companies (“LLCs”), with each LLC owning and operating one or more hospitals. The noncontrolling interest is typically owned by a not-for-profit medical system, university, academic medical center or foundation or combination thereof (individually or collectively referred to as “minority member”). The employees that work for the LLC and the related hospital(s) are employees of the Company, and the Company manages the day-to-day operations of the LLC and the hospital(s) pursuant to a management services agreement (“MSA”).

The LLCs are VIEs due to their structure as LLCs and the control that resides with the Company through the MSA. The Company consolidates each of these LLCs as it is considered the primary beneficiary due to the MSA providing the Company the right to direct the day-to-day operating and capital activities of the LLC and the respective hospital(s) that most significantly impact the LLC’s economic performance. Additionally, the Company would absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of its majority ownership, contractual or other financial interests in the entity. The MSAs are subject to termination only by mutual agreement of the Company and minority member, except in the case of gross negligence, fraud or bankruptcy of the Company, in which case the minority member can force termination of the MSA.

The governance rights of the minority members are restricted to those that protect their financial interests and do not preclude consolidation of the LLCs. The rights of minority members generally are limited to the right to approve the issuance of new ownership interests, calls for additional cash contributions, the acquisition or divestiture of significant assets and the incurrence of debt in excess of levels not expected to be incurred in the normal course of business.

All of the Company’s VIEs meet the definition of a business, and the Company holds a majority of their issued voting equity interest. Their assets are not required to be used only for the settlement of VIE obligations as the Company has the ability to direct the use of the VIE assets through its joint venture and cash management agreements.

As of June 30, 2024 and December 31, 2023, nine of the Company’s hospitals were owned and operated through LLCs that have been determined to be VIEs and were consolidated by the Company. Consolidated assets at June 30, 2024 and December 31, 2023 included total assets of VIEs equal to $1.2 billion. The Company’s VIEs do not have creditors that have recourse to the Company. As the structure and nature of business are very similar for each of the LLCs, they are discussed and presented herein on a combined basis.

The total liabilities of VIEs included in the Company’s unaudited condensed consolidated balance sheets are shown below (in thousands):

	June 30, 2024	December 31, 2023
Current liabilities
Current installments of long-term debt	$2,328	$2,386
Accounts payable	80,319	103,274
Accrued salaries and benefits	36,828	34,730
Other accrued expenses and liabilities	61,233	53,684
Total current liabilities	180,708	194,074
Long-term debt, less current installments	6,842	8,044
Long-term operating lease liability	114,021	120,056
Long-term operating lease liability, related party	9,473	9,520
Self-insured liabilities	659	651
Other long-term liabilities	5,359	5,437
Total liabilities	$317,062	$337,782

Income from operations before income taxes attributable to VIEs was $76.7 million and $72.2 million for the three months ended June 30, 2024 and 2023, respectively. Income from operations before income taxes attributable to VIEs was $138.4 million and $138.1 million for the six months ended June 30, 2024 and 2023, respectively.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Deferred Offering Costs

Deferred offering costs consist primarily of legal and accounting fees, which are direct and incremental fees related to the IPO. The deferred offering costs will be offset against the IPO proceeds, which will be recorded in the third quarter of 2024. As of June 30, 2024, the Company had incurred approximately $7.6 million in deferred offering costs related to the IPO. Due to the Company’s closure of the IPO on July 19, 2024, the deferred offering costs were reclassified from other assets to other current assets on the condensed consolidated balance sheet.

Revenue Recognition

The Company’s revenue generally relates to contracts with patients in which its performance obligations are to provide healthcare services to the patients. Revenue is recorded during the period the Company’s obligations to provide healthcare services are satisfied. Revenue for performance obligations satisfied over time is recognized based on charges incurred in relation to total expected charges. The Company’s performance obligations for inpatient services are generally satisfied over periods that average approximately five days. The Company’s performance obligations for outpatient services are generally satisfied over a period of less than one day. As the Company’s performance obligations relate to contracts with a duration of one year or less, the Company elected the optional exemption under ASC Topic 606, Revenue from Contracts with Customers, and, therefore, is not required to disclose the transaction price for the remaining performance obligations at the end of the reporting period or when the Company expects to recognize revenue. Additionally, the Company is not required to adjust the consideration for the existence of a significant financing component when the period between the transfer of the services and the payment for such services is one year or less.

Contractual relationships with patients, in most cases, involve a third-party payor (Medicare, Medicaid and managed care health plans) and the transaction prices for services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans) the third-party payors. The payment arrangements with third-party payors for the services provided to the related patients typically specify payments at amounts less than the Company’s standard charges.

The Company’s revenue is based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payors. Estimates of contractual adjustments under managed care insurance plans are based upon the payment terms specified in the related contractual agreements. Revenue related to uninsured patients and copayment and deductible amounts for patients who have healthcare coverage may have discounts applied (uninsured discounts and other discounts). The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenue at the estimated amounts expected to be collected.

Medicare and Medicaid regulations and various managed care contracts, under which the discounts from the Company’s standard charges must be calculated, are complex and are subject to interpretation and adjustment. The Company estimates contractual adjustments on a payor-specific basis based on its interpretation of the applicable regulations or contract terms. However, the necessity of the services authorized and provided, and resulting reimbursements, are often subject to interpretation. These interpretations may result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating continual review and assessment of the estimates by management.

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare, Medicaid and other third-party payor programs often occurs in subsequent years because of audits by the programs, rights of appeal, and the application of technical provisions. Settlements are considered in the recognition of net patient service revenue on an estimated basis in the period the related services are rendered, and such amounts are subsequently adjusted in future periods as adjustments become known or as years are no longer subject to such audits and reviews. Differences between original estimates and subsequent revisions, including final settlements, are included in the results of operations of the period in which the revisions are made. These adjustments resulted in changes to net patient service revenue of a decrease of $0.5 million and an increase of $2.2 million for the three months ended June 30, 2024 and 2023, respectively, and an increase to net patient service revenue of $0.0 million and $5.1 million for the six months ended June 30, 2024 and 2023, respectively.

At June 30, 2024 and December 31, 2023, the Company’s settlements under reimbursement agreements with third-party payors were a net payable of $14.4 million and $10.3 million, respectively, of which a receivable of $31.6 million and $34.4 million, respectively, was included in other current assets and a payable of $46.0 million and $44.7 million, respectively, was included in other accrued expenses and liabilities in the unaudited condensed consolidated balance sheets.

Final determination of amounts earned under prospective payment and other reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of the Company’s management, adequate provision has been made for any adjustments that may result from such reviews.

Subsequent adjustments that are determined to be the result of an adverse change in the patient’s or the payor’s ability to pay are recognized as bad debt expense. Bad debt expense for the three and six months ended June 30, 2024 and 2023 was not material to the Company.

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from the Center for Medicare & Medicaid Services (“CMS”) and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Under these supplemental programs, the Company recognizes revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in total revenue. Taxes or other program-related costs are reflected in other operating expenses.

The Company’s total revenue is presented in the following table (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Medicare	$578,163	39.3%	$533,805	39.0%	$1,147,646	39.4%	$1,070,157	39.8%
Medicaid	155,334	10.6%	153,691	11.2%	311,612	10.7%	307,843	11.5%
Other managed care	634,476	43.1%	582,169	42.5%	1,247,593	42.9%	1,126,162	41.9%
Self-pay and other	77,914	5.3%	74,017	5.5%	155,132	5.4%	134,577	5.1%
Net patient service revenue	$1,445,887	98.3%	$1,343,682	98.2%	$2,861,983	98.4%	$2,638,739	98.3%
Other revenue	25,033	1.7%	25,052	1.8%	47,983	1.6%	46,983	1.7%
Total revenue	$1,470,920	100.0%	$1,368,734	100.0%	$2,909,966	100.0%	$2,685,722	100.0%

The Company provides care without charge to certain patients who qualify under the local charity care policy of the hospital where the patient receives services. The Company estimates that its costs of care provided under its charity care programs approximated $13.8 million and $13.0 million for the three months ended June 30, 2024 and 2023, respectively. The Company estimates that its costs of care provided under its charity care programs approximated $33.6 million and $25.6 million for the six months ended June 30, 2024 and 2023, respectively. The Company does not report a charity care patient’s charges in revenue as it is the Company’s policy not to pursue collection of amounts related to these patients, and therefore contracts with these patients do not exist.

The Company’s management estimates its costs of care provided under its charity care programs utilizing a calculated ratio of costs to gross charges multiplied by the Company’s gross charity care charges provided. The Company’s gross charity care charges include only services provided to patients who are unable to pay and qualify under the Company’s local charity care policies. To the extent the Company receives reimbursement through the various governmental assistance programs in which it participates to subsidize its care of indigent patients, the Company does not include these patients’ charges in its cost of care provided under its charity care program.

Market Risks

The Company’s revenue is subject to potential regulatory and economic changes in certain states where the Company generates significant revenue. The following is an analysis by state of revenue as a percentage of the Company’s total revenue for those states in which the Company generates significant revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Oklahoma	25.4%	24.2%	24.8%	24.1%
New Mexico	14.7%	16.2%	15.1%	15.9%
Texas	35.5%	35.1%	36.0%	35.2%
New Jersey	10.1%	10.5%	10.2%	10.6%
Other	14.3%	14.0%	13.9%	14.2%
Total	100.0%	100.0%	100.0%	100.0%

Texas Waiver Program

Certain of the Company’s facilities receive supplemental Medicaid reimbursement, including reimbursement from programs supported by broad-based provider taxes to fund the non-federal share of Medicaid programs or fund indigent care within a state. The State of Texas operates the Texas Health Care Transformation and Quality Improvement Program pursuant to a Medicaid waiver, the Texas Waiver Program (the “Program”), granted by Section 1115 of the Social Security Act. The Program expands managed care programs in the state, provides funding for uncompensated care and supports various delivery system reform initiatives. On March 25, 2022, the Program was extended through September 2030; however, certain delivery system reform initiatives within the Program operate under separate approval periods.

The timing, determination and basis of funding is specific to the Program’s various components. For example, reimbursements associated with the Program’s uncompensated care component are determined based on a participating provider’s costs incurred with providing unreimbursed care to Medicaid and uninsured patients. The Company accrues for estimated payments associated with the Program’s uncompensated care component to be received in the period in which the associated unreimbursed care is provided constrained to an amount such that a significant reversal of cumulative revenue is not probable in the future. Payments associated with certain directed payment programs are contingent on a provider reporting and meeting certain pre-determined metrics and clinical outcomes and contributing to the non-federal share of the Program component via provider assessments. The Company accrues directed payment program funding in the period in which metrics are expected to be achieved and collection is reasonably assured. Management routinely monitors communications regarding the Program from the State of Texas and CMS to ensure there is no uncertainty about entitlement or collectability, such as disruption in state and federal funding.

Payments from the Program are received at different points of time during a funding year. Differences between original estimates and subsequent revisions to the payments, including final settlements, represent changes in the estimate and are recognized in the period in which the revisions are made. Subsequent adjustments to the payments received and the Company’s related estimates have historically been insignificant. The Company recognized revenue of $58.2 million and $37.2 million for the three months ended June 30, 2024 and 2023, respectively, and $111.9 million and $78.7 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, the Company incurred costs related to provider assessments for the Program in the amounts of $20.8 million and $14.7 million for the three months ended June 30, 2024 and 2023, respectively, and $41.7 million and $30.1 million for the six months ended June 30, 2024 and 2023, respectively, which were included in other operating expenses on the unaudited condensed consolidated income statements.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventories, prepaid expenses, other current assets, accounts payable, accrued salaries and benefits, accrued interest and other accrued expenses and current liabilities (other than those pertaining to lease liabilities) are reflected in the accompanying unaudited condensed consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s revolving credit facility also approximates its carrying value as it bears interest at current market rates. Refer to Note 5, Interest Rate Swap Agreements, for discussion of the fair value measurement of the Company’s derivative instruments.

The carrying amounts and fair values of the Company’s senior secured term loan facility and its 5.75% Senior Notes due 2029 (the “5.75% Senior Notes”) were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Senior Secured Term Loan Facility	$773,168	$874,262	$774,135	$876,448
5.75% Senior Notes	$299,551	$299,506	$283,076	$259,822

The estimated fair values of the Company’s senior secured term loan facility and the 5.75% Senior Notes were based upon quoted market prices at that date and are categorized as Level 2 within the fair value hierarchy.

Noncontrolling Interests

The financial statements include the financial position and results of operations of hospital and healthcare operations in which the Company owned less than 100% of the equity interests, but maintained a controlling interest during the presented periods. Earnings or losses attributable to the noncontrolling interests are presented separately in the consolidated income statements.

In accordance with ASC 810, Consolidation, holders of noncontrolling interests are considered to be equity holders in the consolidated company, pursuant to which noncontrolling interests are classified as part of equity, unless the noncontrolling interests are redeemable. Certain redemptive features associated with the noncontrolling interests for The University of Kansas Health System – St. Francis Campus (“St. Francis”) could require the Company to deliver cash if the redemptive features are exercised. These redemptive features could be exercised upon, among other things, the Company’s exclusion or suspension from participation in any federal or state government healthcare payor program. Therefore, the noncontrolling interests balance for St. Francis is classified outside the permanent equity section of the Company’s unaudited condensed consolidated balance sheets.

The redeemable noncontrolling interests related to St. Francis at June 30, 2024 and December 31, 2023 have not been subsequently measured at fair value since the acquisition date. The noncontrolling interests are not currently redeemable and it is not probable that the noncontrolling interests will become redeemable as the possibility of the Company being excluded or suspended from participation in any federal or state government healthcare payor program is remote.

Earnings Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted net income per share takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as stock options and unvested restricted stock units, were exercised and converted into shares. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential shares had been issued and were dilutive.

Segment Reporting

The Company has one reportable segment: healthcare services. The healthcare services segment provides healthcare services primarily through its ownership and operation of hospitals, certain of which provide related healthcare services through physician practices, outpatient centers, and post-acute facilities. The CODM is its President and Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall company resource allocation and to assess overall company performance.

As of June 30, 2024 and December 31, 2023, all of the Company’s long-lived assets were located in the United States, and for the three and six months ended June 30, 2024 and 2023, all revenue was earned in the United States.

3. Related Party Transactions

Effective August 4, 2015, Ventas acquired ownership of the Company’s real estate in exchange for a $1.4 billion payment from Ventas and the Company’s agreement to lease the acquired real estate back from Ventas (the “Ventas Master Lease”). The Ventas Master Lease is a 20-year master lease agreement (with a renewal option for an additional 10 years) with certain subsidiaries of Ventas, pursuant to which the Company currently leases 10 of the Company’s hospitals. The Ventas Master Lease includes an annual rent escalator equal to the lesser of four times the Consumer Price Index or 2.5%. In accordance with ASC 842, Leases (“ASC 842”), variable lease payments are excluded from the Company’s minimum rental payments used to determine the right-of-use assets and lease obligations and are recognized as expense when incurred. The Ventas Master Lease includes a number of operating and financial restrictions on the Company. Management believes it was in compliance with all financial covenants as of June 30, 2024 and December 31, 2023.

The Company recorded rent expense related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings of $37.0 million and $36.4 million for the three months ended June 30, 2024 and 2023, respectively, and $74.2 million and $72.5 million for the six months ended June 30, 2024 and 2023, respectively.

4. Long-Term Debt and Financing Matters

Long-term debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Senior secured term loan facility	$773,168	$874,262
5.75% Senior Notes	299,551	299,506
Finance leases	21,497	21,706
Other debt	15,442	12,322
Deferred financing costs	(16,970)	(20,938)
Total debt	1,092,688	1,186,858
Less current maturities	(10,725)	(18,605)
Long-term debt, less current maturities	$1,081,963	$1,168,253

As of June 30, 2024 and December 31, 2023, the senior secured term loan facility reflected an original issue discount (“OID”) of $4.3 million and $5.5 million, respectively. As of June 30, 2024 and December 31, 2023, the 5.75% Senior Notes balance reflected an OID of $0.4 million and $0.5 million, respectively.

Senior Secured Credit Facilities

On August 24, 2021, the Company entered into a credit agreement for its senior secured term loan facility (the "Term Loan B Facility"), which provides funding up to a principal amount of $900.0 million. The Term Loan B Facility has a seven year maturity with principal due in consecutive equal quarterly installments of 0.25% of the initial $900.0 million principal amount (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon maturity of the Term Loan B Facility. The proceeds from the Term Loan B Facility were used to prepay in full the Company's $825.0 million senior secured term loan facility (the "2018 Term Loan B Facility"), including any accrued and unpaid interest, fees and other expenses related to the transaction. Except as described herein, the terms of the Term Loan B Facility are substantially consistent with those of the 2018 Term Loan B Facility. On June 8, 2023, the Company further amended and restated the Term Loan B Facility credit agreement to replace LIBOR with Term Secured Overnight Financing Rate ("SOFR") and Daily Simple SOFR (each as defined in the amended Term Loan B Facility credit agreement) as the reference interest rate effective June 30, 2023. On June 26, 2024, the Company used cash on hand to prepay $100.0 million of the $877.5 million outstanding principal on the Term Loan B Facility; no modification was made to the Term Loan B Facility credit agreement as a result of this prepayment.

Effective July 8, 2021, the Company entered into an amended and restated senior credit agreement for its $225.0 million senior secured asset based revolving credit facility (the “ABL Credit Agreement”). The ABL Credit Agreement consisted of a $225.0 million senior secured asset-based revolving credit facility with a five-year maturity. On April 21, 2023, the Company further amended and restated the ABL Credit Agreement to replace LIBOR with the Term SOFR and Daily Simple SOFR (each, as defined in the amended ABL Credit Agreement) as the reference interest rate. On June 26, 2024, the Company further amended the ABL Credit Agreement to increase the revolving commitment to $325.0 million and extend its maturity date to June 26, 2029.

The ABL Credit Agreement contains a number of customary affirmative and negative covenants that limit or restrict the ability of the Company and its subsidiaries to (subject, in each case, to a number of important exceptions, thresholds and qualifications as set forth in the ABL Credit Agreement):

•incur additional indebtedness (including guarantee obligations);
•incur liens;
•make certain investments;
•make certain dispositions and engage in certain sale / leaseback transactions;
•make certain payments or other distributions; and
•engage in certain transactions with affiliates.

In addition, the ABL Credit Agreement contains a springing financial covenant that requires the maintenance, after failure to maintain a specified minimum amount of availability to borrow under the senior secured asset-based revolving credit facility, of a minimum fixed charge coverage ratio of 1.00 to 1.00, as determined at the end of each fiscal quarter. Management believes that, as of June 30, 2024 and December 31, 2023, the Company maintained the minimum amount of availability under the senior secured asset-based revolving credit facility and, therefore, the minimum fixed charge ratio described herein was not applicable.

5. Interest Rate Swap Agreements

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company’s exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business. As part of an overall risk management program, the Company evaluates and manages exposure to changes in interest rates on an ongoing basis. The Company has no intention of entering into financial derivative contracts, other than to hedge a specific financial risk. To mitigate the Company’s exposure to fluctuations in interest rates, the Company uses pay-fixed interest rate swaps, generally designated as cash flow hedges of interest payments on floating rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. Unrealized gains or losses from the designated cash flow hedges are deferred in accumulated other comprehensive income (“AOCI”) and recognized as interest expense as the interest payments occur. Hedges and derivative financial instruments may continue to be used in the future in order to manage interest rate exposure.

The Company has entered into interest rate swap agreements to manage its exposure to fluctuations in interest rates. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company has determined the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.

On August 26, 2021, the Company amended its existing interest rate swap agreements with Barclays Bank PLC and Bank of America, N.A. as counterparties, with original notional amounts totaling $558.0 million and expiring August 31, 2023. Under the amended agreements, the Company was required to make monthly fixed rate payments at annual rates ranging from 2.50% to 2.51%, and the counterparties were obligated to make monthly floating rate payments to the Company based on one-month LIBOR, each subject to a floor of 0.50%.

On October 8, 2021, the Company executed new interest rate swap agreements (the “October 2021 Agreements”) with Barclays Bank PLC and Bank of America, N.A. as counterparties, with notional amounts totaling $529.0 million and an effective date of August 31, 2023 and expiring June 30, 2026. Under the October 2021 Agreements, the Company was required to make monthly fixed rate payments at annual rates ranging from 1.53% to 1.55%, and the counterparties were obligated to make monthly floating rate payments to the Company based on one-month LIBOR, each subject to a floor of 0.50%. Effective August 31, 2023, the Company amended the October 2021 Agreements to adjust the fixed rates and replace the LIBOR floating interest rate options with Term SOFR floating rate options. Under the amended October 2021 Agreements, the Company is required to make monthly fixed rate payments at annual rates ranging from 1.47% to 1.48%, and the counterparties are obligated to make monthly floating rate payments to the Company based on one-month Term SOFR, each subject to a floor of 0.39%.

The Company accounts for its interest rate swap agreements in accordance with ASC 815, Derivatives and Hedging. Because the interest rate swap agreements amended on August 26, 2021 did not meet the definition of derivatives in their entirety due to the financing element of the agreements, the Company accounted for these as hybrid instruments that consisted of a debt instrument (debt host) and an embedded at-market derivative. At August 26, 2021, the debt portion of the hybrid instruments was equal to the fair value of the existing interest rate swap agreements, and the balance within AOCI associated with the debt portion was amortized on a straight-line basis to interest expense over the remaining effective period of the amended agreements, which expired August 31, 2023. The at-market derivative portion of each hybrid instrument was designated as a cash flow hedge with changes in fair value included in AOCI as a component of equity. Amounts were subsequently reclassified from AOCI into interest expense in the same periods during which the hedged transactions affected earnings. Cash interest payments associated with the at-market derivative portion of the hybrid instruments were classified as operating activities in the Company’s unaudited condensed consolidated statements of cash flows; whereas, cash interest payments for the debt portion of the hybrid instruments were classified as financing activities.

The Company performs assessments of effectiveness for its cash flow hedges on a quarterly basis to confirm that the hedges continue to meet the highly effective criteria required to continue applying cash flow hedge accounting. During the six months ended June 30, 2024 and the year ended December 31, 2023, these hedges were highly effective. Accordingly, no unrealized gain or loss related to these hedges was reflected in the accompanying unaudited condensed consolidated income statements, and the change in fair value was included in AOCI as a component of equity. Realized gains and losses during the period have been reclassified from AOCI to interest expense.

The following table presents the effects of derivatives in cash flow hedging relationships on the Company’s AOCI and earnings (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2024	2023	2024	2023
Unrealized income recognized	AOCI	$2,052	$9,844	$8,139	$6,592
Loss reclassified from AOCI into earnings	Interest expense, net	(5,103)	(3,635)	(10,239)	(6,559)
Net change in AOCI		$(3,051)	$6,209	$(2,100)	$33

In the 12 months following June 30, 2024, the Company estimates that an additional $15.1 million will be reclassified as a reduction to interest expense.

As of June 30, 2024 and December 31, 2023, the fair value of the Company’s interest rate swap agreements reflected an asset balance of $23.0 million and $25.1 million, respectively. The following table presents the fair value of the Company’s interest rate swap agreements as recorded in the unaudited condensed consolidated balance sheets (in thousands):

Classification	June 30, 2024	December 31, 2023
Other current assets	$15,136	$15,966
Other assets	7,883	9,100
Fair value	$23,019	$25,066

6. Income Taxes

The Company’s tax provisions for the three months ended June 30, 2024 and 2023 were income tax expense of $15.2 million, which equates to an effective tax rate of 18.5%, and $12.1 million, which equates to an effective tax rate of 17.9%, respectively. The Company’s tax provisions for the six months ended June 30, 2024 and 2023 were income tax expense of

$25.9 million, which equates to an effective tax rate of 18.7%, and $17.3 million, which equates to an effective tax rate of 17.9%, respectively.
The Company follows the provisions of ASC 740, Income Taxes, regarding uncertain tax positions. At June 30, 2024 and December 31, 2023, the Company had a liability for uncertain tax positions of $12.1 million. The Company believes that it is reasonably possible that the reserve for uncertain tax positions will change in the coming 12 months as a result of being within the applicable statute of limitations with respect to uncertain tax positions.

As of June 30, 2024, the Company had no ongoing or pending federal examinations for prior years. The Company has outstanding federal income tax refund claims for the 2016 and 2018 tax years. Due to the total amount of refund of $10.0 million, which was classified within other current assets on the Company’s unaudited condensed consolidated balance sheet at June 30, 2024, the refund is subject to ongoing Joint Committee on Taxation reviews. The Company’s tax years from 2016 through 2023 remain open to examination by federal and state taxing authorities.

7. Self-Insured Liabilities

The liabilities for professional, general, workers’ compensation and occupational injury liability risks are based on actuarially determined estimates. Such liabilities represent the estimated ultimate cost of all reported and unreported losses incurred through the respective balance sheet dates. The Company provides an accrual for actuarially determined claims reported but not paid and estimates of claims incurred but not reported.

Professional and General Liability

The total costs for professional and general liability losses are based on the Company’s premiums and retention costs, and were $16.4 million and $13.6 million for the three months ended June 30, 2024 and 2023, respectively, and were $34.9 million and $27.2 million for the six months ended June 30, 2024 and 2023, respectively.

Workers Compensation and Occupational Injury Liability

The total costs for workers’ compensation liability insurance are based on the Company’s premiums and retention costs, and were $0.9 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively, and were $3.3 million and $5.1 million for the six months ended June 30, 2024 and 2023, respectively.

8. Employee Benefit Plans

Defined Contribution Plan

The Company maintains defined contribution retirement plans that cover its eligible employees. The Company incurred total costs related to the retirement plans of $11.8 million and $11.1 million for the three months ended June 30, 2024 and 2023, respectively, and $25.0 million and $23.2 million for the six months ended June 30, 2024 and 2023, respectively.

Employee Health Plan

The Company maintains a self-insured medical and dental plan for substantially all of its employees. Amounts are accrued under the Company’s medical and dental plans as the claims that give rise to them occur and the Company includes a provision for incurred but not reported claims. Incurred but not reported claims are estimated based on an average lag time and experience. Accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses.

The total costs of employee health coverage were $42.9 million and $40.7 million for the three months ended June 30, 2024 and 2023, respectively, and $86.7 million and $82.2 million for the six months ended June 30, 2024 and 2023, respectively.

9. Commitments and Contingencies

Litigation and Regulatory Matters

From time to time, claims and suits arise in the ordinary course of the Company’s business. The Company has been, is currently, and may in the future be subject to claims, lawsuits, qui tam actions, civil investigative demands, subpoenas, investigations, audits and other inquiries related to its operations. In certain of these actions, plaintiffs request punitive or other damages against the Company that may not be covered by insurance. These claims, lawsuits, and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material, adverse effect on the Company’s results of operations, financial position or liquidity.

The Company records accruals for such contingencies to the extent that the Company concludes it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe that it is party to any proceeding that, either individually or in the aggregate, in the opinion of management, could have a material adverse effect on the business, financial condition, results of operations or liquidity.

As a result of the Cybersecurity Incident that occurred in November 2023, three putative class actions were filed against the Company in the U.S. District Court for the Middle District of Tennessee: Burke v. AHS Medical Holdings LLC, No. 3:23-cv-01308; Redd v. AHS Medical Holdings, LLC, No. 3:23-cv-01342; and Epperson v. AHS Management Company, Inc., No. 3:24-cv-00396. These cases were consolidated by the court on April 24, 2024, under the caption Hodge v. AHS Management Company, Inc., No. 3:23-cv-01308 (M.D. Tenn.). The complaint for the consolidated class action, filed on behalf of approximately 38,000 individuals who allege their personal information and protected health information were affected by the Cybersecurity Incident, generally asserts state common law claims of negligence, breach of implied contract, unjust enrichment, breach of fiduciary duty, and invasion of privacy with respect to how the Company managed sensitive data. In July 2024, the Company reached an agreement in principle to settle the consolidated case, but the settlement has not yet been approved by the court. Settlement of the consolidated case on the agreed terms will require the Company to make a cash settlement payment that will not have a material impact on the Company’s results of operations, financial position or liquidity. The Company expects the final settlement and resolution of the case to occur in the second or third quarter of 2025. The Company is pursuing insurance coverage in relation to costs and liabilities incurred due to the Cybersecurity Incident.

Acquisitions

The Company has acquired, and plans to continue to acquire, businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and anti-kickback laws. The Company has from time to time identified certain past practices of acquired companies that do not conform to its standards. Although the Company institutes policies designed to conform such practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for the past activities of these acquired facilities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification or, if covered, that such indemnification will be adequate to cover potential losses and fines.

10. Earnings Per Share

Basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares.

For the purposes of determining the basic and diluted weighted-average number of common shares outstanding during the periods presented, the Company retrospectively reflected the effects of the Corporate Conversion and the ALH Contribution. As such, the basic and diluted weighted-average number of common shares outstanding for the periods presented reflect the conversion of the Company's membership units into common stock on the date of the Corporate Conversion and ALH Contribution, assuming that all common stock issued in conjunction with the Corporate Conversion and ALH Contribution was issued and outstanding as of the beginning of the earliest period presented.

As a result of the Corporate Conversion and ALH Contribution occurring after the balance sheet date as described in Note 1, there were no potentially dilutive instruments outstanding for any of the periods presented. Therefore, basic and diluted net income per share were the same for all periods presented as reflected below.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and Diluted:
Net income attributable to common stockholders	$42,770	$33,076	$69,817	$37,219
Weighted-average number of common shares	126,115,301	126,115,301	126,115,301	126,115,301
Net income per common share	$0.34	$0.26	$0.55	$0.30

11. Subsequent Events

2024 Omnibus Incentive Award Plan and Non-Employee Director Compensation Program

In conjunction with the IPO, the Company’s 2024 Omnibus Incentive Award Plan (the “Equity Plan”) became effective. The Equity Plan authorized the issuance of up to 15,750,000 shares of common stock associated with its awards. On July 18, 2024, (i) 1,882,979 restricted stock units ("RSUs") were granted under the Equity Plan to certain key members of management, which consisted of 835,272 service-based RSUs and 1,047,707 performance-based RSUs, and (ii) 92,496 service-based RSUs were granted under the Equity Plan to non-employee directors of the Company. The RSUs were granted at the IPO price of $16.00 per share. For the RSUs issued to management, the service-based awards vest in three substantially equal annual installments on each anniversary of March 31, 2024 and the performance-based RSUs vest upon the achievement of certain Company-wide profitability metrics and include a service-based vesting component. The RSUs issued to the Company's board of directors vest in full on the first anniversary of March 31, 2024.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this "Quarterly Report") and our annual financial statements for the year ended December 31, 2023 included in our final prospectus dated July 17, 2024, filed with the Securities and Exchange Commission (the "SEC") on July 18, 2024 pursuant to Rule 424(b) (the "Final Prospectus") under the Securities Act of 1933, as amended (the "Securities Act"). The following discussion includes forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Quarterly Report and our Final Prospectus. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this Quarterly Report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.

Unless otherwise indicated, all relevant financial and statistical information included herein relates to our consolidated operations. Additionally, unless the context indicates otherwise, Ardent Health Partners, Inc. and its affiliates are referred to in this section as “we,” “our,” or “us.”

Forward-Looking Statements

This Quarterly Report may contain certain “forward-looking statements,” as that term is defined in the U.S. federal securities laws. These forward-looking statements include, but are not limited to, statements other than statements of historical facts, including among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, the industry in which we operate and other similar matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should” and the negative of these terms or other comparable terminology often identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report and those included within our Final Prospectus. Factors, risks, and uncertainties that could cause actual outcomes and results to be materially different from those contemplated include, among others: (1) changes in government healthcare programs, including Medicare and Medicaid and supplemental payment programs and state directed payment arrangements; (2) reduction in the reimbursement rates paid by commercial payors, our inability to retain and negotiate favorable contracts with private third-party payors, or an increasing volume of uninsured or underinsured patients; (3) the highly competitive nature of the healthcare industry; (4) inability to recruit and retain quality physicians, as well as increasing cost to contract with hospital-based physicians; (5) increased labor costs resulting from increased competition for staffing or a continued or increased shortage of experienced nurses; (6) changes to physician utilization practices and treatment methodologies and third party-payor controls designed to reduce inpatient services or surgical procedures that impact demand for medical services; (7) continued industry trends toward value-based purchasing, third party payor consolidation and care coordination among healthcare providers; (8) loss of key personnel, including key members of our senior management team; (9) our failure to comply with complex laws and regulations applicable to the healthcare industry or to adjust our operations in response to changing laws and regulations; (10) inability to successfully complete acquisitions or strategic joint ventures ("JVs") or inability to realize all of the anticipated benefits, including anticipated synergies, of past acquisitions and the risk that transactions may not receive necessary government clearances; (11) failure to maintain existing relationships with JV partners or enter into relationships with additional healthcare system partners; (12) the impact of known and unknown claims brought against our hospitals, physician practices, outpatient facilities or other business operations or against healthcare providers who provide services at our facilities; (13) the impact of government investigations, claims, audits, whistleblower and other litigation; (14) the impact of any security incidents affecting us or any third-party vendor upon which we rely; (15) inability or delay in our efforts to construct, acquire, sell, renovate or expand our healthcare facilities; (16) our failure to comply with federal and state laws relating to Medicare and Medicaid enrollment, permit, licensing and accreditation requirements, or the expansion of existing or the enactment of new laws or regulation relating to permit, licensing and accreditation requirements; (17) failure to obtain drugs and medical supplies at favorable prices or sufficient volumes; (18) operational, legal and financial risks associated with outsourcing functions to third parties; (19) sensitivity to regulatory, economic and competitive conditions in the states in which our operations are heavily concentrated; (20) decreased demand for our services provided due to factors beyond our control, such as seasonal fluctuations in the severity of critical illnesses, pandemic, epidemic or widespread health crisis; (21) inability to accurately estimate market opportunity and forecasts of market growth; (22) general economic and business conditions, both nationally and in the regions in which we operate; (23) the impact of seasonal or severe weather conditions and climate change; (24) inability to demonstrate meaningful use of Electronic Health Record ("EHR") technology; (25) inability to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment; (26) effects of current and future health reform initiatives, including the Affordable Care Act, and the potential for changes to the Affordable Care Act, its implementation or its interpretation (including through executive orders and court challenges); (27) legal and regulatory restrictions on certain of our hospitals that have physician owners; (28) risks related to the Ventas Master Lease and its restrictions and limitations on our business; (29) the impact of our significant indebtedness, including our ability to comply with certain debt covenants and other significant operating and financial restrictions imposed on us by the agreements governing our indebtedness, and the effects that variable interest rates, and general economic factors could have on our operations, including our potential inability to service our indebtedness; (30) conflicts of interest with the existing stockholders; (31) effects of changes in federal tax laws; (32) increased costs as a result of operating as a public company; (33) risks related to maintaining an effective system of internal controls; (34) lack of a public market for our common stock; (35) volatility of our share price; (36) our guidance differing from actual operating and financial performance; (37) the results of our efforts to use technology, including artificial intelligence, to drive efficiencies and quality initiatives and enhance patient experience; (38) the impact of recent decisions of the U.S. Supreme Court regarding the actions of federal agencies; and (39) other risk factors described in our filings with the SEC.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events.

The forward-looking statements in this Quarterly Report are based on management’s current beliefs, expectations, and projections about future events and trends affecting our business, results of operations, financial condition, and prospects. These statements are subject to risks, uncertainties, and other factors described in the “Risk Factors” section and elsewhere in this Quarterly Report. We operate in a competitive and rapidly changing environment where new risks and uncertainties can emerge, making it impossible to predict all potential impacts on our forward-looking statements. Consequently, actual results may differ materially from those described. The forward-looking statements pertain only to the date they are made, and we do not undertake any obligation to update them to reflect new information or events unless required by law. You are advised not to place undue reliance on these statements and to consult any additional disclosures we may provide through our other filings with the SEC, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

Overview

Ardent is a leading provider of healthcare services in the United States, operating in eight growing mid-sized urban markets across six states: Texas, Oklahoma, New Mexico, New Jersey, Idaho and Kansas. We deliver care through a system of 30 acute care hospitals and more than 200 sites of care with 1,785 employed and affiliated providers as of June 30, 2024, an increase of 6.5% compared to June 30, 2023. Affiliated providers are physicians and advanced practice providers with whom we contract for services through a professional services agreement or other independent contractor agreement. We hold a leading position in a majority of our markets, and we believe we are one of the leading healthcare systems based on market share and our integrated network of hospitals, ambulatory facilities, and physician practices. We operate either independently or in partnership with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation through our well-established and differentiated joint venture ("JV") model. Collectively, we operate as a unified organization with a consumer-centric approach to caring for our patients and our communities. Our strategic JV partners offer us significant advantages, including expanded access points, clinical talent availability, local brand recognition, and scale that enable us to accelerate market penetration. We help our partners enhance their network and regional presence through our operational acumen. We strive to strengthen clinical services, drive operating improvements, and centrally manage operations to optimize hospital performance and enhance patient care. In each of these partnerships, we are the majority owner and serve as the day-to-day operator.

Recent Developments

Initial Public Offering and Corporate Conversion

On July 19, 2024, we completed an initial public offering of 12,000,000 shares of our common stock (the "IPO"), at a public offering price of $16.00 per share for aggregate gross proceeds of $192.0 million and net proceeds of approximately

$181.4 million after deducting underwriting discounts and commissions of approximately $10.6 million. The IPO provided the underwriters with an option to purchase up to an additional 1,800,000 shares of our common stock, which was fully exercised by the underwriters, and, on July 30, 2024, we issued 1,800,000 additional shares of common stock at $16.00 per share for additional net proceeds of approximately $27.2 million, after deducting underwriting discounts and commissions of approximately $1.6 million. Our common stock is listed on the New York Stock Exchange under the symbol “ARDT”.

On July 17, 2024, in connection with the IPO and immediately prior to the effectiveness of our IPO registration statement on Form S-1, we converted from a Delaware limited liability company into a Delaware corporation by means of a statutory conversion (the “Corporate Conversion”) and changed our name to Ardent Health Partners, Inc. As a result of the Corporate Conversion, the outstanding limited liability company membership units and vested profits interest units were converted into 120,937,099 shares of common stock and outstanding unvested profits interest units were converted into 2,848,027 shares of restricted common stock. Immediately following the Corporate Conversion, ALH Holdings, LLC, a subsidiary of Ventas, Inc. ("Ventas"), contributed all of its outstanding common stock in AHP Health Partners, Inc. ("AHP Health Partners"), our direct subsidiary, to Ardent Health Partners, Inc. in exchange for 5,178,202 shares of common stock of Ardent Health Partners, Inc. (the "ALH Contribution"). The Corporate Conversion and the ALH Contribution have been retrospectively applied to prior periods herein for the purposes of calculating basic and diluted net income per share. Our certificate of incorporation authorizes 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a $0.01 par value per share.

ABL Credit Agreement Amendment and Term Loan B Facility Partial Prepayment

On June 26, 2024, we executed an amendment to our ABL Credit Agreement to increase the revolving commitment by $100.0 million to $325.0 million and extend the maturity date to June 26, 2029. Concurrent with the execution of this amendment on June 26, 2024, we also prepaid $100.0 million of the outstanding principal on our senior secured term loan facility (the “Term Loan B Facility”). The $100.0 million prepayment was applied in direct order of maturities of future payments, and no modification was made to the Term Loan B Facility as a result of this prepayment.

2024 Supplemental Payment Program Updates

A new Oklahoma directed payment program (the “Oklahoma DPP”) became effective on April 1, 2024. Under the Oklahoma DPP, hospitals receive directed payments in accordance with Oklahoma’s new Medicaid managed care delivery system, resulting in reimbursement near the average commercial rate. The existing upper payment limit component of Oklahoma’s Supplemental Hospital Offset Payment Program will remain in place for certain categories of Medicaid patients that continue to be enrolled in Oklahoma’s traditional Medicaid Fee for Service program.

In March 2024, New Mexico’s Healthcare Delivery and Access Act (the “New Mexico HDA Act”) was signed into law. Subject to approval by the Center for Medicare & Medicaid Services (“CMS”), the New Mexico HDA Act would provide directed payments for hospitals that serve patients in New Mexico’s Medicaid managed care delivery system, resulting in reimbursement near the average commercial rate, and once approved, is expected to represent a material rate uplift for us. The directed payment program under the New Mexico HDA Act was submitted to CMS for approval on August 5, 2024, with a requested effective date of July 1, 2024.

We believe the preliminary estimate of our net benefit under the Oklahoma DPP and the New Mexico HDA Act to be in excess of $150 million on an annualized basis, subject to change, non-recurrence, and adjustment for potential quality performance requirements.

Cybersecurity Incident

In November 2023, we determined that a ransomware cybersecurity incident had impacted and disrupted a number of our operational and information technology systems (the “Cybersecurity Incident”). Upon detecting the ransomware, we quickly activated our incident response protocols and implemented a series of containment and remediation measures, including engaging the services of cybersecurity experts and incident response professionals. We also promptly launched an investigation, engaged external counsel to support the investigation and involved federal and state law enforcement. During this time, our hospitals remained operational and continued to deliver patient care utilizing established downtime procedures;

however, we advised local EMS systems and other providers to divert emergency ambulance transports to other facilities for a few days until the Cybersecurity Incident had been contained. As a result of our investigation, we determined that the unauthorized actor acquired a copy of certain personal information and protected health information of a limited number of our patients and personal information of certain of our employees, but did not gain access to our EHR platform. We have cooperated with law enforcement authorities that have made inquiries into the Cybersecurity Incident, and we have been in contact with, and complied with, the requirements of various governmental authorities that require notification of such incidents. Additionally, because of the time taken to contain and remediate the Cybersecurity Incident, our online electronic billing systems were not functioning at their full capacities and certain billing, reimbursement and payment functions were delayed.

We estimate the Cybersecurity Incident had an adverse pre-tax impact of approximately $74 million during the year ended December 31, 2023. This estimate includes lost revenue from the associated business interruption and costs to remediate the issue, net of insurance proceeds. For the three months ended December 31, 2023, we also experienced decreases in admissions, surgeries (both inpatient and outpatient) and emergency room visits of 2.5%, 2.1% and 5.7%, respectively, compared to the three months ended December 31, 2022, which, prior to the Cybersecurity Incident, were estimated to have increased by 4.1%, 5.5% and 3.3%, respectively, compared to the same period in 2022. While our operations were no longer materially disrupted as of June 30, 2024, we continued to experience delays in billing claims and obtaining reimbursements and payments through the first quarter of 2024, and will incur certain expenses related to the Cybersecurity Incident, including expenses to defend claims brought by individuals and other expenses related to the Cybersecurity Incident. In July 2024, we reached an agreement in principle to settle the consolidated class action case brought against us relating to the Cybersecurity Incident, but the settlement has not yet been approved by the court. Settlement of the consolidated case on the agreed terms will require the Company to make a settlement payment that will not have a material impact on the Company’s results of operations, financial position or liquidity. Despite the potential settlement of the class action case, the ultimate financial impact of this Cybersecurity Incident, including any future impact on our financial condition and results of operations, as well as the extent to which costs will be offset by our cybersecurity insurance, has not been determined.

Pure Health Equity Investment

On May 1, 2023, an affiliate of Pure Health Holding PJSC (“Pure Health”) purchased an equity interest representing 25.0% of the total combined voting power of Ardent Health Partners, LLC from the unit holders at the time for approximately $500 million. In connection with Pure Health’s investment, unit holders were eligible to exercise tag-along rights to sell a proportionate share of their individual equity ownership interest in Ardent Health Partners, LLC and AHP Health Partners, our direct subsidiary. Ventas, a common unit holder that beneficially owned a percentage of our outstanding membership interests and maintained a seat on our board of managers, making Ventas a related party, exercised its tag-along right to sell its proportionate share of interest in both Ardent Health Partners, LLC and AHP Health Partners. Ventas sold approximately 24% of its ownership interest in Ardent Health Partners, LLC for $24.2 million in total cash proceeds. Additionally, to fulfill Ventas’ right to sell its proportionate share of noncontrolling ownership interest in AHP Health Partners, we exercised our right to repurchase those shares from Ventas for $26.0 million concurrent with Pure Health’s purchase of a minority interest in Ardent Health Partners, LLC. The carrying value of Ventas’ noncontrolling interest was adjusted proportionate to the shares repurchased to reflect the change in ownership of AHP Health Partners, with the difference between the fair value of the consideration paid and the amount by which noncontrolling interest was adjusted recognized in equity attributable to Ardent Health Partners, LLC. Following the transaction, Pure Health and Ventas beneficially owned equity interests representing approximately 25.0% and 7.5%, respectively, of the total combined voting power of Ardent Health Partners, Inc. As of July 30, 2024, following the consummation of the IPO and the underwriters’ exercise of their option to purchase additional shares, Pure Health and Ventas beneficially owned approximately 21.2% and 6.5%, respectively, of our outstanding common stock.

Key Factors Impacting Our Results of Operations

Staffing and Labor Trends

Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other healthcare providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals and other facilities, including nurses and other non-physician healthcare professionals. At times, the availability of nurses and other medical support personnel has been a significant operating issue for healthcare providers, including at certain of our facilities. The impact of labor shortages across the healthcare industry may result in other healthcare facilities, such as nursing homes, limiting admissions, which may constrain our ability to discharge patients to such facilities and further exacerbate the demand on our resources, supplies and staffing.

We contract with various third parties who provide hospital-based physicians. Third-party providers of hospital-based physicians, including those with whom we contract, have experienced significant disruption in the form of regulatory changes, including those stemming from enactment of the No Surprises Act, challenging labor market conditions resulting from a shortage of physicians and inflationary wage-related pressures, as well as increased competition through consolidation of physician groups. In some instances, providers of outsourced medical specialists have become insolvent and unable to fulfill their contracts with us for providing hospital-based physicians. The success of our hospitals depends in part on the adequacy of staffing, including through contracts with third parties. If we are unable to adequately contract with providers, or the providers with whom we contract become unable to fulfill their contracts, our admissions may decrease, and our operating performance, capacity and growth prospects may be adversely affected. Further, our efforts to mitigate the potential impact to our business from third-party providers who are unable to fulfill their contracts to provide hospital-based physicians, including through acquisitions of outsourced medical specialist businesses, employment of physicians and re-negotiation or assumption of existing contracts, may be unsuccessful. These developments with respect to providers of outsourced medical specialists, and our inability to effectively respond to and mitigate the potential impact of such developments, may disrupt our ability to provide healthcare services, which may adversely impact our business, financial condition and results of operations.

We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. In some of our markets, employers across various industries have increased minimum wages, which has created more competition and, in some cases, higher labor costs for this sector of employees.

Seasonality

We typically experience higher patient volumes and revenue in the fourth quarter of each year in our acute care facilities. We typically experience such seasonal volume and revenue peaks because more people generally become ill during the winter months, which in turn results in significant increases in the number of patients we treat during those months. In addition, revenue in the fourth quarter is also impacted by increased utilization of services due to annual deductibles, which are not usually met until later in the year, and patient utilization of their healthcare benefits before they expire at year-end.

Inflation

The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, our suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures to curb increases in operating costs and expenses. We have generally offset increases in operating costs by increasing reimbursement for services, expanding services and reducing costs in other areas. However, we cannot predict our ability to cover or offset future cost increases, particularly any increases in our cost of providing health insurance benefits to our employees.

Geographic Data

The information below provides an overview of our operations in certain markets as of June 30, 2024.

Texas. We operated 13 acute care hospital facilities (including one managed hospital that is owned by The University of Texas Health Science Center at Tyler, an affiliate of The University of Texas System) with 1,436 licensed beds that serve the areas of Tyler, Amarillo and Killeen, Texas. For the six months ended June 30, 2024, we generated 36.0% of our total revenue in the Texas market.

Oklahoma. We operated eight acute care hospital facilities with 1,173 licensed beds that serve the area of Tulsa, Oklahoma. For the six months ended June 30, 2024, we generated 24.8% of our total revenue in the Oklahoma market.

New Mexico. We operated five acute care hospital facilities with 619 licensed beds that serve the areas of Albuquerque and Roswell, New Mexico. For the six months ended June 30, 2024, we generated 15.1% of our total revenue in the New Mexico market.

New Jersey. We operated two acute care hospital facilities with 476 licensed beds that serve the areas of Montclair and Westwood, New Jersey. For the six months ended June 30, 2024, we generated 10.2% of our total revenue in the New Jersey market.

Other Industry Trends

The demand for healthcare services continues to be impacted by the following trends:

•A growing focus on healthcare spending by consumers, employers and insurers actively seeking lower-cost care solutions;
•A shift in patient volumes from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible;
•The growing aging population, which requires greater chronic disease management and higher-acuity treatment; and
•Ongoing consolidation of providers and insurers across the healthcare industry.

Additionally, the healthcare industry, particularly acute care hospitals, continues to be subject to ongoing regulatory uncertainty. Changes in federal or state healthcare laws, regulations, funding policies or reimbursement practices, especially those involving reductions to government payment rates or limitations on what providers may charge, could significantly impact future revenue and operations. For example, the No Surprises Act prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. For services for which balance billing is prohibited, the No Surprises Act includes provisions that may limit the amounts received by out-of-network providers from health plans. Any reduction in the rates that we can charge or amounts we can receive for our services will reduce our total revenue and our operating margins.

Results of Operations

Revenue and Volume Trends

Our revenue depends upon inpatient occupancy levels, ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charges and negotiated payment rates for such services. Total revenue is comprised of net patient service revenue and other revenue. We recognize patient service revenue in the period in which we provide services. Patient service revenue includes amounts we estimate to be reimbursable by Medicare, Medicaid and other payors under provisions of cost or prospective reimbursement formulas in effect. The amounts we receive from these payors are generally less than the established billing rates, and we report patient service revenue net of these differences (contractual adjustments) at the time we render the services. We also report patient service revenue net of the effects of other arrangements where we are reimbursed for services at less than established rates, including certain self-pay adjustments provided to uninsured patients. We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenue at the estimated amount expected to be collected.

Total revenue for the three months ended June 30, 2024 increased $102.2 million, or 7.5%, compared to the same prior year period. The increase in total revenue for the three months ended June 30, 2024 consisted of an increase in adjusted admissions of 3.4% and an increase in net patient service revenue per adjusted admission of 4.1%. The increase in adjusted admissions reflected growth in admissions of 5.1%, partially offset by a decrease in outpatient surgeries of 2.8% compared to the same prior year period, driven, in part, by ongoing service line optimization efforts that resulted in strategic reallocation of resources from high volume, low margin procedures, such as certain dental, otolaryngology and ophthalmology procedures, to alternate service lines. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix, improved service mix as a result of ongoing service line optimization efforts, and an increase in supplemental funding as compared to the same prior year period. Net patient service revenue per adjusted admission for the three months ended June 30, 2024 reflected a $13.1 million increase in total revenue compared to the same prior year period attributable to the Oklahoma DPP.

Total revenue for the six months ended June 30, 2024 increased $224.2 million, or 8.3%, compared to the same prior year period. The increase in total revenue for the six months ended June 30, 2024 consisted of an increase in adjusted admissions of 3.3% and an increase in net patient service revenue per adjusted admission of 5.0%. The increase in adjusted admissions reflected growth in admissions of 5.3%, partially offset by a decrease in outpatient surgeries of 2.7% compared to the same prior year period, driven, in part, by ongoing service line optimization efforts that resulted in strategic reallocation of resources from high volume, low margin procedures, such as certain dental, otolaryngology and ophthalmology procedures, to alternate service lines. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix, improved service mix as a result of ongoing service line optimization efforts, and an increase in supplemental funding as compared to the same prior year period. Net patient service revenue per adjusted admission for the six months ended June 30, 2024 reflected a $13.1 million increase in total revenue compared to the same prior year period attributable to the Oklahoma DPP.

A key competitive strength and a significant component of our growth strategy has been our well-established and differentiated JV model, which has resulted in partnerships with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation. During the three months ended June 30, 2024 and 2023, total revenue related to these entities was $435.2 million and $410.5 million, respectively, which represented 29.6% and 30.0%, respectively, of our total revenue for such periods. During the six months ended June 30, 2024 and 2023, total revenue related to these entities was $851.1 million and $808.6 million, respectively, which represented 29.2% and 30.1%, respectively, of our total revenue for such periods.

The following table provides the sources of our total revenue by payor:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Medicare	39.3%	39.0%	39.4%	39.8%
Medicaid	10.6%	11.2%	10.7%	11.5%
Other managed care	43.1%	42.5%	42.9%	41.9%
Self-pay and other	5.3%	5.5%	5.4%	5.1%
Net patient service revenue	98.3%	98.2%	98.4%	98.3%
Other revenue	1.7%	1.8%	1.6%	1.7%
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating Results Summary for the Three Months Ended June 30, 2024

The following table sets forth the consolidated results of our operations expressed in dollars and as a percentage of total revenue for the periods presented.

	Three Months Ended June 30,
(Unaudited, dollars in thousands)	2024		2023
	Amount	%	Amount	%
Total revenue	$1,470,920	100.0%	$1,368,734	100.0%
Expenses:
Salaries and benefits	624,058	42.4%	598,291	43.7%
Professional fees	271,903	18.5%	234,720	17.1%
Supplies	259,391	17.6%	252,787	18.5%
Rents and leases	24,986	1.7%	25,407	1.9%
Rents and leases, related party	36,965	2.5%	36,364	2.7%
Other operating expenses	115,319	7.9%	108,830	7.8%
Government stimulus income	—	0.0%	(8,324)	(0.6)%
Interest expense	18,160	1.2%	18,692	1.4%
Depreciation and amortization	36,312	2.5%	34,670	2.5%
Loss on debt extinguishment	1,898	0.1%	—	0.0%
Other non-operating gains	(255)	0.0%	(520)	0.0%
Total operating expenses	1,388,737	94.4%	1,300,917	95.0%
Income before income taxes	82,183	5.6%	67,817	5.0%
Income tax expense	15,222	1.0%	12,111	0.9%
Net income	66,961	4.6%	55,706	4.1%
Net income attributable to noncontrolling interests	24,191	1.6%	22,630	1.7%
Net income attributable to Ardent Health Partners, Inc.	$42,770	2.9%	$33,076	2.4%

Operating Results Summary for the Six Months Ended June 30, 2024

The following table sets forth, for the periods indicated, the consolidated results of our operations expressed in dollars and as a percentage of total revenue for the periods presented.

	Six Months Ended June 30,
(Unaudited, dollars in thousands)	2024		2023
	Amount	%	Amount	%
Total revenue	$2,909,966	100.0%	$2,685,722	100.0%
Expenses:
Salaries and benefits	1,245,567	42.8%	1,190,359	44.3%
Professional fees	536,597	18.4%	468,571	17.4%
Supplies	517,172	17.8%	494,165	18.4%
Rents and leases	49,841	1.7%	48,724	1.8%
Rents and leases, related party	74,164	2.5%	72,501	2.7%
Other operating expenses	237,151	8.1%	217,384	8.1%
Government stimulus income	—	0.0%	(8,463)	(0.3)%
Interest expense	37,421	1.3%	36,813	1.4%
Depreciation and amortization	71,663	2.5%	69,372	2.6%
Loss on debt extinguishment	1,898	0.1%	—	0.0%
Other non-operating gains	(255)	0.0%	(522)	0.0%
Total operating expenses	2,771,219	95.2%	2,588,904	96.4%
Income before income taxes	138,747	4.8%	96,818	3.6%
Income tax expense	25,935	0.9%	17,330	0.6%
Net income	112,812	3.9%	79,488	3.0%
Net income attributable to noncontrolling interests	42,995	1.5%	42,269	1.6%
Net income attributable to Ardent Health Partners, Inc.	$69,817	2.4%	$37,219	1.4%

The following table provides information on certain drivers of our total revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	% Change	2023	2024	% Change	2023
Operating Statistics
Total revenue (in thousands)	$1,470,920	7.5%	$1,368,734	$2,909,966	8.3%	$2,685,722
Hospitals operated (at period end) (1)	30	(3.2)%	31	30	(3.2)%	31
Licensed beds (at period end) (2)	4,287	(0.8)%	4,323	4,287	(0.8)%	4,323
Utilization of licensed beds (3)	46%	4.5%	44%	46%	2.2%	45%
Admissions (4)	38,958	5.1%	37,080	77,427	5.3%	73,563
Adjusted admissions (5)	85,763	3.4%	82,964	168,076	3.3%	162,655
Inpatient surgeries (6)	9,012	(0.9)%	9,090	17,958	0.2%	17,925
Outpatient surgeries (7)	23,758	(2.8)%	24,432	45,981	(2.7)%	47,253
Emergency room visits (8)	156,287	2.2%	152,915	313,869	4.3%	300,978
Patient days (9)	179,047	2.6%	174,514	358,173	1.5%	352,947
Total encounters (10)	1,408,970	2.1%	1,380,655	2,821,442	3.3%	2,730,545
Average length of stay (11)	4.60	(2.3)%	4.71	4.63	(3.5)%	4.80
Net patient service revenue per adjusted admission (12)	$16,859	4.1%	$16,196	$17,028	5.0%	$16,223

(1)“Hospitals operated (at period end).” This metric represents the total number of hospitals operated by us at the end of the applicable period, irrespective of whether the hospital real estate is (i) owned by us, (ii) leased by us or (iii) held through a controlling interest in a JV. This metric includes the managed clinical operations of the hospital at UT Health North Campus in Tyler, Texas (“UT Health North Campus Tyler”), a hospital owned by The University of Texas Health Science Center at Tyler (“UTHSCT”), an affiliate of The University of Texas System. Since we only manage the clinical operations of UT Health North Campus Tyler, the financial results of such entity are not consolidated under Ardent Health Partners, Inc.
On April 30, 2024, we closed UT Health East Texas Specialty Hospital, a long-term acute care hospital (the “LTAC Hospital”) in Tyler, Texas. The LTAC Hospital's inventory and fixed assets were transferred or repurposed to be used by our other hospitals. The LTAC Hospital had 36 licensed patient beds and accounted for approximately $0.1 million and $2.9 million of total revenue and a pre-tax loss of $0.5 million and pre-tax income of $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $2.7 million and $5.8 million of total revenue and a pre-tax loss of $0.6 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.
(2)“Licensed beds (at period end).” This metric represents the total number of beds for which the appropriate state agency licenses a facility, regardless of whether the beds are actually available for patient use.
(3)“Utilization of licensed beds.” This metric represents a measure of the actual utilization of our inpatient facilities, computed by (i) dividing patient days by the number of days in each period, and (ii) further dividing that number by average licensed beds, which is calculated by dividing total licensed beds (at period end) by the number of days in the period, multiplied by the number of days in the period the licensed beds were in existence.
(4)“Admissions.” This metric represents the number of patients admitted for inpatient treatment during the applicable period.
(5)“Adjusted admissions.” This metric is used by management as a general measure of combined inpatient and outpatient volume. Adjusted admissions provides management with a key performance indicator that considers both inpatient and outpatient volumes by applying an inpatient volume measure (admissions) to a ratio of gross inpatient and outpatient revenue to gross inpatient revenue. Gross inpatient and outpatient revenue reflect gross inpatient and outpatient charges prior to estimated contractual adjustments, uninsured discounts, implicit price concessions, and other discounts. The calculation of adjusted admissions is summarized as follows:
Adjusted Admissions = Admissions x (Gross Inpatient Revenue + Gross Outpatient Revenue)
Gross Inpatient Revenue
(6)“Inpatient surgeries.” This metric represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management, c-sections, and certain diagnostic procedures are excluded from inpatient surgeries.
(7)“Outpatient surgeries.” This metric represents the number of surgeries performed on patients who have not been admitted to our hospitals. Pain management, c-sections, and certain diagnostic procedures are excluded from outpatient surgeries.
(8)“Emergency room visits.” This metric represents the total number of patients provided with emergency room treatment during the applicable period.
(9)“Patient days.” This metric represents the total number of days of care provided to patients admitted to our hospitals during the applicable period.
(10)“Total encounters.” This metric represents the total number of events where healthcare services are rendered resulting in a billable event during the applicable period. This includes both hospital and ambulatory patient interactions.
(11)“Average length of stay.” This metric represents the average number of days admitted patients stay in our hospitals.
(12)“Net patient service revenue per adjusted admission.” This metric represents net patient service revenue divided by adjusted admissions for the applicable period. Net patient service revenue reflects gross inpatient and outpatient charges less estimated contractual adjustments, uninsured discounts, implicit price concessions, and other discounts.

Overview of the Three Months Ended June 30, 2024

Total revenue for the three months ended June 30, 2024 increased $102.2 million, or 7.5%, compared to the same prior year period. The increase in total revenue for the three months ended June 30, 2024 consisted of an increase in adjusted admissions of 3.4% and an increase in net patient service revenue per adjusted admission of 4.1%. The increase in adjusted admissions reflected growth in admissions of 5.1% partially offset by a decrease in outpatient surgeries of 2.8% compared to the same prior year period, driven by ongoing service line optimization efforts that resulted in strategic reallocation of resources from high volume, low margin procedures, such as certain dental, otolaryngology and ophthalmology procedures, to alternate service lines. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix, improved service mix as a result of ongoing service line optimization efforts, and an increase in supplemental funding as compared to the same prior year period, including a $13.1 million increase in total revenue compared to the same prior year period attributable to the Oklahoma DPP.

Total operating expenses increased $87.8 million for the three months ended June 30, 2024 compared to the same prior year period due to higher patient volumes but decreased 0.6% as a percentage of total revenue. The decrease in total operating expenses, as a percentage of total revenue, was primarily attributable to reduced staffing costs, as a percentage of total revenue, driven by a decrease in contract labor expense of $7.5 million during the three months ended June 30, 2024 compared to the same prior year period as well as a decrease in supplies expense, as a percentage of net revenue, driven by ongoing service line optimization efforts. The decrease in total operating expense, as a percentage of total revenue, was partially offset by an increase in professional fees, as a percentage of total revenue, driven by higher costs for hospital-based providers and an increase in costs for revenue cycle management services due to increased cash collections during the three months ended June 30, 2024, compared to the same prior year period.

Overview of the Six Months Ended June 30, 2024

Total revenue for the six months ended June 30, 2024 increased $224.2 million, or 8.3%, compared to the same prior year period. The increase in total revenue for the six months ended June 30, 2024 consisted of an increase in adjusted admissions of 3.3% and an increase in net patient service revenue per adjusted admission of 5.0%. The increase in adjusted admissions reflected growth in admissions of 5.3% compared to the same prior year period, partially offset by a decrease in outpatient surgeries of 2.7% compared to the same prior year period, driven, in part, by ongoing service line optimization efforts that resulted in strategic reallocation of resources from high volume, low margin procedures, such as certain dental, otolaryngology and ophthalmology procedures, to alternate service lines. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix, improved service mix as a result of ongoing service line optimization efforts, and an increase in supplemental funding as compared to the same prior year period, including a $13.1 million increase in total revenue compared to the same prior year period attributable to the Oklahoma DPP.

Total operating expenses increased $182.3 million for the six months ended June 30, 2024 compared to the same prior year period due to higher patient volumes but decreased 1.2% as a percentage of total revenue. The decrease in total operating expenses, as a percentage of total revenue, was primarily attributable to reduced staffing costs, as a percentage of total revenue, driven by a decrease in contract labor expense of $22.9 million and a decrease in supplies expense, as a percentage of total revenue, driven by ongoing service line optimization efforts during the six months ended June 30, 2024 compared to the same prior year period. The decrease in total operating expense, as a percentage of total revenue, was partially offset by an increase in professional fees, as a percentage of total revenue, driven by higher costs for hospital-based providers and an increase in costs for revenue cycle management services due to increased cash collections during the six months ended June 30, 2024, compared to the same prior year period.

Comparison of the Three Months Ended June 30, 2024 and 2023

Total revenue — Total revenue for the three months ended June 30, 2024 increased $102.2 million, or 7.5%, compared to the same prior year period. The increase in total revenue for the three months ended June 30, 2024 consisted of an increase in adjusted admissions of 3.4% and an increase in net patient service revenue per adjusted admission of 4.1%. The increase in adjusted admissions reflected growth in admissions of 5.1% compared to the same prior year period, partially offset by a decrease in outpatient surgeries of 2.8% compared to the same prior year period, driven, in part, by ongoing service line optimization efforts that resulted in strategic reallocation of resources from high volume, low margin procedures, such as certain dental, otolaryngology and ophthalmology procedures, to alternate service lines. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix, improved service mix as a result of ongoing service line optimization efforts, and an increase in supplemental funding as compared to the same prior year period, including a $13.1 million increase in total revenue compared to the same prior year period attributable to the Oklahoma DPP.

Salaries and benefits — Salaries and benefits, as a percentage of total revenue, were 42.4% for the three months ended June 30, 2024 compared to 43.7% for the same prior year period. The decrease in salaries and benefits, as a percentage of total revenue, was attributable primarily to a decrease in contract labor expense of $7.5 million due to a combination of reduced contract labor rates and lower utilization driven by ongoing recruiting and retention initiatives. Total contract labor expenses, as a percentage of total salaries, benefits and contract labor expenses were 4.3% and 5.7% for the three months ended June 30, 2024 and 2023, respectively.

Professional fees — Professional fees, as a percentage of total revenue, were 18.5% for the three months ended June 30, 2024 compared to 17.1% for the same prior year period. The increase in professional fees, as a percentage of total revenue, reflected increased costs for hospital-based providers. Professional fees, as a percentage of total revenue, were also impacted by an increase in expenses for revenue cycle management services due to increased cash collections related to delayed claim billings following the Cybersecurity Incident during the three months ended June 30, 2024.

Supplies — Supplies, as a percentage of total revenue, were 17.6% for the three months ended June 30, 2024 compared to 18.5% for the same prior year period. The decrease in supplies, as a percentage of total revenue, was attributable to execution on various supply chain cost reduction initiatives, including improved inventory management, standardized surgical supply procurement and strategic sourcing.

Rents and leases — Rents and leases were $25.0 million and $25.4 million for the three months ended June 30, 2024 and 2023, respectively.
Rents and leases, related party — Rents and leases, related party, consists of lease expense related to the Master Lease with Ventas ("Ventas Master Lease"), under which we lease 10 of our facilities, and other lease agreements with Ventas for certain medical office buildings. Rents and leases, related party were $37.0 million and $36.4 million for the three months ended June 30, 2024 and 2023, respectively.

Other operating expenses — Other operating expenses, as a percentage of total revenue, were 7.9% for the three months ended June 30, 2024 compared to 7.8% for the same prior year period.

Government stimulus income — Government stimulus income was $0.0 million and $8.3 million for the three months ended June 30, 2024 and 2023, respectively.

Interest expense — Interest expense was $18.2 million and $18.7 million for the three months ended June 30, 2024 and 2023, respectively.

Loss on debt extinguishment — On June 26, 2024, we executed an amendment to our ABL Credit Agreement and prepaid $100.0 million of the outstanding principal on our Term Loan B Facility. In connection with these transactions, we incurred a loss on the debt extinguishment of $1.9 million related to the write-off of existing deferred financing costs and original issue discounts for the three months ended June 30, 2024.

Income tax expense — We recorded income tax expense of $15.2 million, which equates to an effective tax rate of 18.5%, for the three months ended June 30, 2024 compared to income tax expense of $12.1 million, which equates to an effective tax rate of 17.9%, for the same prior year period. The increase in income tax expense was driven primarily by an increase in income before income taxes attributable to Ardent Health Partners, Inc. resulting in an increase in taxes at the federal statutory rate during the three months ended June 30, 2024 compared to the same prior year period.

Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests of $24.2 million for the three months ended June 30, 2024 compared to $22.6 million for the same prior year period consisted primarily of $22.4 million and $21.1 million of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated though limited liability companies and consolidated by us for the three months ended June 30, 2024 and 2023, respectively. Income from operations before income taxes related to these limited liability companies was $76.7 million and $72.2 million for the three months ended June 30, 2024 and 2023, respectively. The remaining portion of net income attributable to noncontrolling interests consists of net income attributable to ALH Holdings, LLC’s (a subsidiary of Ventas, a related party) minority interest in AHP Health Partners, our direct subsidiary.

Comparison of the Six Months Ended June 30, 2024 and 2023

Total revenue — Total revenue for the six months ended June 30, 2024 increased $224.2 million, or 8.3%, compared to the same prior year period. The increase in total revenue for the six months ended June 30, 2024 consisted of an increase in adjusted admissions of 3.3% and an increase in net patient service revenue per adjusted admission of 5.0%. The increase in adjusted admissions reflected growth in admissions of 5.3% compared to the same prior year period. The growth in admissions was partially offset by a decrease in outpatient surgeries of 2.7% compared to the same prior year period driven, in part, by ongoing service line optimization efforts that resulted in strategic reallocation of resources from high volume, low margin procedures, such as certain dental, otolaryngology and ophthalmology procedures, to alternate service lines. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix, improved service mix as a result of ongoing service line optimization efforts, and an increase in supplemental funding as compared to the same prior year period, including a $13.1 million increase in total revenue compared to the same prior year period attributable to the Oklahoma DPP.

Salaries and benefits — Salaries and benefits, as a percentage of total revenue, were 42.8% for the six months ended June 30, 2024 compared to 44.3% for the same prior year period. The decrease in salaries and benefits, as a percentage of total revenue, was attributable primarily to a decrease in contract labor expense of $22.9 million due to a combination of reduced contract labor rates and lower utilization, driven by ongoing recruiting and retention initiatives. Total contract labor expenses, as a percentage of total salaries, benefits and contract labor expenses, were 4.4% and 6.5% for the six months ended June 30, 2024 and 2023, respectively.

Professional fees — Professional fees, as a percentage of total revenue, were 18.4% for the six months ended June 30, 2024 compared to 17.4% for the same prior year period. The increase in professional fees, as a percentage of total revenue, reflected increased costs for hospital-based providers. Professional fees, as a percentage of total revenue, were also impacted by an increase in expenses for revenue cycle management services due to increased cash collections related to delayed claim billings following the Cybersecurity Incident during the six months ended June 30, 2024.

Supplies — Supplies, as a percentage of total revenue, were 17.8% for the six months ended June 30, 2024 compared to 18.4% for the same prior year period. The decrease in supplies expense, as a percentage of total revenue, was attributable to execution on various supply chain cost reduction initiatives, including improved inventory management, standardized surgical supply procurement and strategic sourcing.

Rents and leases — Rents and leases were $49.8 million and $48.7 million for the six months ended June 30, 2024 and 2023, respectively.
Rents and leases, related party — Rents and leases, related party, consists lease expense related to the Ventas Master Lease, under which we lease 10 of our hospitals, and other lease agreements with Ventas for certain medical office buildings. Rents and leases, related party were $74.2 million and $72.5 million for the six months ended June 30, 2024 and 2023, respectively.

Other operating expenses — Other operating expenses, as a percentage of total revenue, were 8.1% for the six months ended June 30, 2024 and 2023.

Government stimulus income — Government stimulus income was $0.0 million and $8.5 million for the six months ended June 30, 2024 and 2023, respectively.

Interest expense — Interest expense was $37.4 million and $36.8 million for the six months ended June 30, 2024 and 2023, respectively.

Loss on debt extinguishment — On June 26, 2024, we executed an amendment to our ABL Credit Agreement and prepaid $100.0 million of the outstanding principal on our Term Loan B Facility. In connection with these transactions, we incurred a loss on the debt extinguishment of $1.9 million related to the write-off of existing deferred financing costs and original issue discounts for the six months ended June 30, 2024.

Income tax expense — We recorded income tax expense of $25.9 million, which equates to an effective tax rate of 18.7%, for the six months ended June 30, 2024 compared to income tax expense of $17.3 million, which equates to an effective tax rate of 17.9%, for the same prior year period. The increase in income tax expense was driven primarily by an increase in income before income taxes attributable to Ardent Health Partners, Inc. resulting in an increase in taxes at the federal statutory rate during the six months ended June 30, 2024 compared to the same prior year period.

Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests of $43.0 million for the six months ended June 30, 2024 compared to $42.3 million for the same prior year period consisted primarily of $40.1 million and $40.6 million of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated though limited liability companies and consolidated by us for the six months ended June 30, 2024 and 2023, respectively. Income from operations before income taxes related to these limited liability companies was $138.4 million and $138.1 million for the six months ended June 30, 2024 and 2023, respectively. The remaining portion of net income attributable to noncontrolling interests consists of net income attributable to ALH Holdings, LLC’s (a subsidiary of Ventas, a related party) minority interest in AHP Health Partners, our direct subsidiary.

Supplemental Non-GAAP Information

We have included certain financial measures that have not been prepared in a manner that complies with U.S. generally accepted accounting principles (“GAAP”), including Adjusted EBITDA and Adjusted EBITDAR. We define these terms as follows:

Performance Measure

•“Adjusted EBITDA” is defined as net income plus (i) provision for income taxes, (ii) interest expense and (iii) depreciation and amortization expense (or EBITDA), as adjusted to deduct net income attributable to noncontrolling interests, and excludes the effects of other non-operating losses (gains), restructuring, exit and acquisition-related costs, expenses incurred in connection with the implementation of Epic Systems (“Epic”), our integrated health information technology system, non-cash unit-based compensation expense, and operations. See “Supplemental Non-GAAP Performance Measure.”

Valuation Measure

•“Adjusted EBITDAR” is defined as Adjusted EBITDA further adjusted to add back rent expense payable to real estate investment trusts ("REITs"), which consists of rent expense pursuant to the Ventas Master Lease, lease agreements associated with the MOB Transactions (as defined below) and a lease arrangement with Medical Properties Trust, Inc. ("MPT") for Hackensack Meridian Mountainside Medical Center. See “Supplemental Non-GAAP Valuation Measure.”

Supplemental Non-GAAP Performance Measure

Adjusted EBITDA is a non-GAAP performance measure used by our management and external users of our financial statements, such as investors, analysts, lenders, rating agencies and other interested parties, to evaluate companies in our industry.

Adjusted EBITDA is a performance measure that is not defined under GAAP and is presented in this Quarterly Report because our management considers it an important analytical indicator that is commonly used within the healthcare industry to evaluate financial performance and allocate resources. Further, our management believes that Adjusted EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and certain other adjustments we believe are not reflective of our ongoing operations and our performance.

Because not all companies use identical calculations, our presentation of the non-GAAP measure may not be comparable to other similarly titled measures of other companies.

While we believe this is a useful supplemental performance measure for investors and other users of our financial information, you should not consider the non-GAAP measure in isolation or as a substitute for net income or any other items calculated in accordance with GAAP. Adjusted EBITDA has inherent material limitations as a performance measure, because it adds back certain expenses to net income, resulting in those expenses not being taken into account in the performance measure. We have borrowed money, so interest expense is a necessary element of our costs. Because we have material capital and intangible assets, depreciation and amortization expense are necessary elements of our costs. Likewise, the payment of taxes is a necessary element of our operations. Because Adjusted EBITDA excludes these and other items, it has material limitations as a measure of our performance.

The following table presents a reconciliation of Adjusted EBITDA, a performance measure, to net income, determined in accordance with GAAP:

	Three Months Ended June 30,
(in thousands)	2024	2023
Net income	$66,961	$55,706
Adjusted EBITDA Addbacks:
Income tax expense	15,222	12,111
Interest expense, net	18,160	18,692
Depreciation and amortization	36,312	34,670
Noncontrolling interest earnings	(24,191)	(22,630)
Loss on debt extinguishment	1,898	—
Other non-operating gains (a)	(255)	(520)
Restructuring, exit and acquisition-related costs (b)	5,561	3,461
Epic expenses, net (c)	426	240
Non-cash unit-based compensation expense	226	182
Loss from disposed operations	1,982	2
Adjusted EBITDA	$122,302	$101,914

(a)    Other non-operating gains include gains and losses realized on certain non-recurring events or events that are non-operational in nature, including gains realized on certain asset divestitures.
(b)    Restructuring, exit and acquisition-related costs represent (i) enterprise restructuring costs, including severance costs related to work force reductions of $5.0 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.2 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and (iii) third-party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions of $0.4 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively.
(c)    Epic expenses, net consist of various costs incurred in connection with the implementation of Epic, our health information technology system. These costs included professional fees of $0.4 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. Epic expenses do not include the ongoing costs of the Epic system.

The following table presents a reconciliation of Adjusted EBITDA, a performance measure, to net income, determined in accordance with GAAP:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net income	$112,812	$79,488
Adjusted EBITDA Addbacks:
Income tax expense	25,935	17,330
Interest expense, net	37,421	36,813
Depreciation and amortization	71,663	69,372
Noncontrolling interest earnings	(42,995)	(42,269)
Loss on debt extinguishment	1,898	—
Other non-operating gains (a)	(255)	(522)
Restructuring, exit and acquisition-related costs (b)	7,898	9,962
Epic expenses, net (c)	1,015	978
Non-cash unit-based compensation expense	738	542
Loss (income) from disposed operations	1,986	(68)
Adjusted EBITDA	$218,116	$171,626

(a)    Other non-operating gains include gains and losses realized on certain non-recurring events or events that are non-operational in nature, including gains realized on certain asset divestitures.
(b)    Restructuring, exit and acquisition-related costs represent (i) enterprise restructuring costs, including severance costs related to work force reductions of $6.9 million and $9.3 million for the six months ended June 30, 2024 and 2023, respectively, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.4 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively, and (iii) third-party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions of $0.6 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.
(c)    Epic expenses, net consist of various costs incurred in connection with the implementation of Epic, our health information technology system. These costs relate primarily to professional fees of $1.0 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively. Epic expenses do not include the ongoing costs of the Epic system.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity are available cash and cash equivalents, cash flows provided by (used in) our operations and available borrowings under our ABL Facilities (as defined below). Our primary cash requirements are our operating expenses, the service of our debt, capital expenditures on our existing properties, acquisitions of hospitals and other healthcare facilities, and distributions to noncontrolling interests. We believe the combination of cash flow from operations and available cash and borrowings will be adequate to meet our short-term liquidity needs. Our ability to make scheduled payments of principal, pay interest on, or refinance, our indebtedness, pay distributions or fund planned capital expenditures will depend on our ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

At June 30, 2024, we had total cash and cash equivalents of $334.5 million and available liquidity of $623.6 million. Our available liquidity was comprised of $334.5 million of total cash and cash equivalents plus $289.1 million in available capacity under the ABL Credit Agreement, which is reduced by outstanding borrowings and outstanding letters of credit. In June 2024, we amended the ABL Credit Agreement to increase commitments available thereunder by $100.0 million and extended its maturity date to June 26, 2029. See "Senior Secured Credit Facilities" for additional information. At June 30, 2024, our net leverage ratio, as calculated under our ABL Credit Agreement and Term Loan B Facility credit agreement, was 2.3x, and our lease-adjusted net leverage ratio was 4.0x. Our lease adjusted net leverage is calculated as net debt as of June 30, 2024, plus 8.0x trailing twelve month REIT rent expense as of the end of the second quarter of 2024, divided by the trailing twelve month Adjusted EBITDAR as of June 30, 2024.

During the six months ended June 30, 2024 and 2023, we received and recognized $0.0 million and $8.5 million, respectively, of cash distributions from the Public Health and Social Services Emergency Fund (“Provider Relief Fund”), a provision of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and other state and local programs. For additional information regarding distributions from the Provider Relief Fund and the CARES Act, refer to Note 2 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024.

Cash Flows

The following table summarizes certain elements of the statements of cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flows provided by operating activities	$105,749	$65,546
Cash flows used in investing activities	(70,507)	(56,504)
Cash flows used in financing activities	(138,281)	(60,462)

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2024 totaled $105.7 million compared to $65.5 million for the same prior year period. The increase in operating cash flows during the six months ended June 30, 2024 was primarily attributable to an increase in net income of $33.3 million.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2024 totaled $70.5 million compared to $56.5 million for the same prior year period. Capital expenditures for non-acquisitions were $62.8 million and $55.0 million for the six months ended June 30, 2024 and 2023, respectively.

Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2024 totaled $138.3 million compared to $60.5 million for the same prior year period. For the six months ended June 30, 2024, cash flows used in financing activities included payments of principal on long-term debt of $104.8 million, which includes a prepayment of $100.0 million on the

$877.5 million outstanding borrowings under the Term Loan B Facility. Additionally, cash flows used in financing activities included distributions paid to noncontrolling interests of $31.7 million, payments of principal on insurance financing arrangements of $4.3 million, and debt issuance cost of $2.4 million associated with the amended ABL Credit Agreement which increased commitments available under the ABL Facilities by $100.0 million. The cash flows used in financing activities were partially offset by proceeds from insurance financing arrangements of $6.0 million and by proceeds from long-term debt of $1.8 million.

Cash flows used in financing activities for the six months ended June 30, 2023 totaled $60.5 million and included distributions paid to noncontrolling interests of $31.8 million, redemption of equity attributable to non-controlling interest of $26.0 million, payments of principal on long-term debt of $8.3 million and payments of principal on insurance financing arrangements of $9.5 million, which were partially offset by proceeds from insurance financing arrangements of $19.4 million.

Capital Expenditures

We make significant, targeted investments to maintain and modernize our facilities, introduce new technologies, and expand our service offerings. We expect to finance future capital expenditures with internally generated and borrowed funds. Capital expenditures for property and equipment were $62.8 million and $55.0 million for the six months ended June 30, 2024 and 2023, respectively.

Ventas Master Lease

Effective August 4, 2015, we sold the real property for ten of our hospitals to Ventas, a common unit holder that beneficially owned approximately 3.6% of our outstanding membership units and 4.0% of AHP Health Partners' outstanding common stock (representing ownership of 7.5% of our total combined voting power) as of June 30, 2024 and has a representative serving on our board of managers. Concurrent with this transaction, we entered into a 20-year master lease agreement that expires in August 2035 (with a renewal option for an additional ten years) to lease back the real estate. We lease ten of our hospitals pursuant to the Ventas Master Lease. As of July 30, 2024, following the consummation of the IPO and the underwriters’ exercise of their option to purchase additional shares, Ventas beneficially owned approximately 6.5% of our outstanding common stock.

The Ventas Master Lease includes a number of significant operating and financial restrictions, including requirements that we maintain a minimum portfolio coverage ratio of 2.2x and a guarantor fixed charge coverage ratio of 1.2x and do not exceed a guarantor net leverage ratio of 6.75x. In addition, the Relative Rights Agreement entered into by and among Ventas, the 5.75% Senior Notes trustee and the administrative agents under our Senior Secured Credit Facilities (as defined below) in connection with the a series of debt transactions completed during the year ended 2021 to refinance our then-existing debt, among other things, (i) sets forth the relative rights of Ventas and the administrative agents with respect to the properties and collateral related to the Ventas Master Lease and securing our Senior Secured Credit Facilities, (ii) caps the amount of indebtedness incurred or guaranteed by our subsidiaries that are tenants under the Ventas Master Lease ("Tenants") (together with such Tenants’ guarantees of the notes and the Senior Secured Credit Facilities and all other indebtedness incurred or guaranteed by such Tenants) at $375.0 million and (iii) imposes certain incurrence tests on the incurrence of additional indebtedness by such Tenants and by us.

We recorded rent expense of $74.2 million and $72.5 million for the six months ended June 30, 2024 and 2023, respectively, related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings.

Senior Secured Credit Facilities

Effective July 8, 2021, we entered into the ABL Credit Agreement, which was amended most recently on June 26, 2024. The ABL Credit Agreement (as so amended) consists of a $325.0 million senior secured asset-based revolving credit facility with a five year maturity, comprised of (i) a $275.0 million non-UT Health East Texas borrowers tranche (the “non-UT Health East Texas ABL Facility”) and (ii) a $50.0 million UT Health East Texas borrowers tranche available to our AHS East Texas Health System, LLC subsidiary and certain of its subsidiaries (the “UT Health East Texas ABL Facility” and, together with the non-UT Health East Texas ABL Facility, the “ABL Facilities”), each subject to a borrowing base. Effective as of June 26,

2024, we amended the ABL Credit Agreement to increase the commitments available under the non-UT Health East Texas ABL Facility from $175.0 million to $275.0 million and to extend the maturity of the ABL Facilities to June 26, 2029.

Effective August 24, 2021, we entered into the Term Loan B Facility. The credit agreement governing the Term Loan B Facility provided funding up to a principal amount of $900.0 million. The Term Loan B Facility has a seven year maturity with principal due in quarterly installments of 0.25% of the initial $900.0 million principal amount (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon maturity of the Term Loan B Facility. Effective June 8, 2023, we amended the Term Loan B Facility credit agreement to replace LIBOR with Term SOFR (each as defined in the amended Term Loan B Facility credit agreement) as the reference interest rate and establish further successor rates. Additionally, on June 26, 2024, we prepaid $100.0 million of the $877.5 million outstanding borrowings under the Term Loan B Facility using cash on hand.

We refer to the ABL Facilities and the Term Loan B Facility collectively herein as the “Senior Secured Credit Facilities.”

Subject to certain exceptions, the ABL Facilities are secured by first priority liens over substantially all of our and each guarantor’s accounts and other receivables, chattel paper, deposit accounts and securities accounts, general intangibles, instruments, investment property, commercial tort claims and letters of credit relating to the foregoing, along with books, records and documents, and proceeds thereof, subject to certain exceptions (the “ABL Priority Collateral”), and a second priority lien over substantially all of our and each guarantor’s other assets (including all of the capital stock of the domestic guarantors and first priority mortgage liens on any fee-owned real property valued in excess of $5,000,000) (the “Term Priority Collateral”). The obligations of the UT Health East Texas ABL Facility are not secured by the assets of the subsidiaries that are also Tenants and certain other subsidiaries related to the Tenants. The obligations under the Term Loan B Facility and the ABL Facilities in excess of the maximum aggregate dollar cap amount permitted to be guaranteed by the Tenants are not secured by the assets of the Tenants.

The Term Loan B Facility is secured by a first priority lien on the Term Priority Collateral and a second priority lien on the ABL Priority Collateral. Certain excluded assets are not included in the Term Priority Collateral or the ABL Priority Collateral. The obligations under the Term Loan B Facility and the ABL Facilities in excess of the maximum aggregate dollar cap amount permitted to be guaranteed by the Tenants are not secured by the assets of the Tenants.

Borrowings under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, either (i) the base rate determined by reference to the highest of (a) the federal funds effective rate plus 0.50%, (b) the “Prime Rate” in the United States for U.S. dollar loans as publicly announced by Bank of America from time to time, and (c) Term SOFR plus 1.00% per annum, in each case, plus an applicable margin, or (ii) Term SOFR (not to be less than 0.50% per annum) for the interest period selected, plus an applicable margin. Under the Term Loan B Facility, the applicable margin is 2.50% for base rate borrowings and 3.50% for Term SOFR borrowings. Following the completion of the IPO, the applicable margin for the remaining outstanding borrowings under the Term Loan B Facility was automatically reduced by 0.25% per annum.

Principal under the Term Loan B Facility is due in quarterly installments of 0.25% of the $900.0 million initial principal amount (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon maturity. The ABL Facilities do not require installment payments.

At the election of the borrowers under the applicable ABL Facility loan, the interest rate per annum applicable to loans under the ABL Facilities is based on a fluctuating rate of interest determined by reference to either (i) the base rate plus an applicable margin, or (ii) Term SOFR (not to be lower than 0.00% per annum) for the interest period selected, plus an applicable margin. The applicable margin is determined based on the percentage of the average daily availability of the applicable ABL Facility. For the non-UT Health East Texas ABL Facility loan, the applicable margin ranges from 0.5% to 1.0% for base rate borrowings and 1.5% to 2.0% for Term SOFR borrowings. The applicable margin for the UT Health East Texas ABL Facility loan ranges from 1.5% to 2.0% for base rate borrowings and 2.5% to 3.0% for Term SOFR borrowings.

Subject to certain exceptions (including with regard to the ABL Priority Collateral), thresholds and reinvestment rights, the Term Loan B Facility is subject to mandatory prepayments with respect to:

•100% of net cash proceeds of issuances of debt by AHP Health Partners or any of its restricted subsidiaries that are not permitted by the Term Loan B Facility;
•100% (with step-downs to 50% and 0%, based upon achievement of specified senior secured net leverage ratio levels) of net cash proceeds of certain asset sales;

•50% (with step-downs to 25% and 0%, based upon achievement of specified senior secured net leverage ratio levels), net of certain voluntary prepayments and secured indebtedness, of annual excess cash flow of AHP Health Partners and its subsidiaries commencing with the fiscal year ended December 31, 2022; and
•net cash proceeds received in connection with any exercise of the purchase option of the loans by Ventas under the Relative Rights Agreement.

5.750% Senior Notes due 2029

AHP Health Partners, our direct wholly-owned subsidiary, issued the 5.75% Senior Notes in an exempt offering pursuant to Rule 144A and Regulation S under the Securities Act that was completed on July 8, 2021. The terms of the 5.75% Senior Notes are governed by the Indenture, dated as of July 8, 2021 (the “Indenture”), among AHP Health Partners, us and certain of AHP Health Partners' wholly-owned domestic subsidiaries, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. The Indenture provides that the 5.75% Senior Notes are general senior unsecured obligations of AHP Health Partners, which are unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries of AHP Health Partners.

The 5.75% Senior Notes mature on July 15, 2029 and bear interest at a rate of 5.750% per annum, payable semi-annually, in cash in arrears, on January 15 and July 15 of each year, commencing on January 15, 2022.

AHP Health Partners may redeem the 5.75% Senior Notes, in whole or in part, at any time and from time to time, (1) prior to July 15, 2024, at a redemption price equal to 100% of the principal amount of the 5.75% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the Indenture and the 5.75% Senior Notes; and (2) on and after July 15, 2024, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions:

Date (if redeemed during the 12 month period beginning on July 15 of the years indicated below)	Percentage
2024	102.875%
2025	101.438%
2026 and thereafter	100.000%

In addition, prior to July 15, 2024, AHP Health Partners may redeem on one or more occasions up to 40% of the original aggregate principal amount of the 5.75% Senior Notes with the net proceeds of one or more equity offerings, as described in the Indenture, at a redemption price equal to 105.750% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 50% of the aggregate original principal amount of the 5.75% Senior Notes issued under the Indenture remains outstanding after each such redemption and the redemption occurs within 180 days after the closing of such equity offering.

Contractual Obligations and Contingencies

The following table provides a summary of our commitments and contractual obligations for debt, minimum lease payment obligations under non-cancelable leases and other obligations as of June 30, 2024 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt obligations, with interest	$1,509,325	$51,901	$189,612	$944,604	$323,208
Deferred financing obligations, with interest	18,050	5,202	11,456	1,392	—
Operating leases	3,045,956	98,204	377,430	355,764	2,214,558
Estimated self-insurance liabilities	190,626	40,976	41,308	63,864	44,478
Total	$4,763,957	$196,283	$619,806	$1,365,624	$2,582,244

Outstanding letters of credit are required principally by certain insurers and states to collateralize our workers' compensation programs and self-insured retentions associated with our professional and general liability insurance programs. As of June 30, 2024, we maintained outstanding letters of credit, including interest, of approximately $39.2 million.

Supplemental Non-GAAP Valuation Measure

Adjusted EBITDAR is a commonly used non-GAAP valuation measure used by our management, research analysts, investors and other interested parties to evaluate and compare the enterprise value of different companies in our industry. Adjusted EBITDAR excludes: (1) certain material noncash items and unusual or non-recurring items that we do not expect to continue in the future; (2) certain other adjustments that do not impact our enterprise value; and (3) rent expense payable to our REITs. We operate 30 acute care hospitals, 12 of which we lease back from two REITs, Ventas and MPT, pursuant to long-term lease agreements. Additionally, during 2022, we completed the sale of 18 medical office buildings to Ventas in exchange for $204.0 million and concurrently entered into agreements to lease the real estate back from Ventas over a 12-year initial term with eight options to renew for additional five-year terms (the "MOB Transactions"). Our management views both the two long-term lease agreements with Ventas and MPT, as well as the MOB Transactions, as more like financing arrangements than true operating leases, with the rent payable to such REITs being similar to interest expense. As a result, our capital structure is different than many of our competitors, especially those whose real estate portfolio is predominately owned and not leased. Excluding the rent payable to such REITs allows investors to compare our enterprise value to those of other healthcare companies without regard to differences in capital structures, leasing arrangements and geographic markets, which can vary significantly among companies. Our management also uses Adjusted EBITDAR as one measure in determining the value of prospective acquisitions or divestitures. Finally, financial covenants in certain of our lease agreements, including the Ventas Master Lease, use Adjusted EBITDAR as a measure of compliance. Adjusted EBITDAR does not reflect our cash requirements for leasing commitments. As such, our presentation of Adjusted EBITDAR should not be construed as a performance or liquidity measure.

Because not all companies use identical calculations, our presentation of the non-GAAP measure may not be comparable to other similarly titled measures of other companies.

While we believe this is a useful supplemental valuation measure for investors and other users of our financial information, you should not consider the non-GAAP measure in isolation or as a substitute for net income or any other items calculated in accordance with GAAP. Adjusted EBITDAR has inherent material limitations as a valuation measure, because it adds back certain expenses to net income, resulting in those expenses not being taken into account in the valuation measure. The payment of taxes and rent is a necessary element of our valuation. Because Adjusted EBITDAR excludes these and other items, it has material limitations as a measure of our valuation.

The following table presents a reconciliation of Adjusted EBITDAR, a valuation measure, to net income, determined in accordance with GAAP:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2024	2024
Net income	$66,961	$112,812
Adjusted EBITDAR Addbacks:
Income tax expense	15,222	25,935
Interest expense, net	18,160	37,421
Depreciation and amortization	36,312	71,663
Noncontrolling interest earnings	(24,191)	(42,995)
Loss on debt extinguishment	1,898	1,898
Other non-operating gains (a)	(255)	(255)
Restructuring, exit and acquisition-related costs (b)	5,561	7,898
Epic expenses, net (c)	426	1,015
Non-cash unit-based compensation expense	226	738
Loss from disposed operations	1,982	1,986
Rent expense payable to REITs (d)	39,769	79,770
Adjusted EBITDAR	$162,071	$297,886

(a)    Other non-operating gains include gains and losses realized on certain non-recurring events or events that are non-operational in nature, including gains realized on certain asset divestitures.
(b)    Restructuring, exit and acquisition-related costs represent (i) enterprise restructuring costs, including severance costs related to work force reductions of $5.0 million and $6.9 million for the three and six months ended June 30, 2024, respectively, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and (iii) third-party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions of $0.4 million and $0.6 million for the three and six months ended June 30, 2024, respectively.
(c)    Epic expenses, net consist of various costs incurred in connection with the implementation of Epic, our health information technology system. These costs included professional fees of $0.4 million and $1.0 million for the three and six months ended June 30, 2024, respectively. Epic expenses do not include the ongoing costs of the Epic system.
(d)    Rent expense payable to REITs consists of rent expense of $37.0 million and $74.2 million related to the Ventas Master Lease and lease agreements associated with the MOB Transactions with Ventas for the three and six months ended June 30, 2024, respectively, and rent expense of $2.8 million and $5.6 million related to a lease arrangement with MPT for the lease of Hackensack Meridian Mountainside Medical Center for the three and six months ended June 30, 2024, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given the particular circumstances in which we operate. Actual results may vary from those estimates. We consider our critical accounting estimates to be those that (i) involve significant judgments and uncertainties, (ii) require estimates that are more difficult for management to determine, and (iii) may produce materially different outcomes under different conditions or when using different assumptions.

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates and our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 included in our Final Prospectus for a complete and comprehensive discussion of the accounting policies and related estimates we believe are most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. These critical accounting estimates include revenue recognition, risk management and self-insured liabilities, income taxes, and unit-based compensation. There have been no changes to our critical accounting policies or their application since the date of our Final Prospectus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At June 30, 2024, the following components of our Senior Secured Credit Facilities bore interest at variable rates at specified margins above either the agent bank’s alternate base rate or Term SOFR: (i) a $900.0 million, seven-year term loan; and (ii) a $325.0 million, five-year asset-based revolving credit facility. As of June 30, 2024, we had outstanding variable rate debt of $772.6 million.

At June 30, 2024, we had interest rate swap agreements with notional amounts totaling $522.7 million, expiring June 30, 2026. Under these swap agreements, we are required to make monthly fixed rate payments at annual rates ranging from 1.47% to 1.48% and the counterparties are obligated to make monthly floating rate payments to us based on one-month Term SOFR, each subject to a floor of 0.39%.

Although changes in the alternate base rate or Term SOFR would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. At June 30, 2024, we had outstanding variable rate debt of $772.6 million and interest rate swaps with notional amounts totaling $522.7 million. Based on the outstanding borrowings and impact of the interest rate swaps in place at June 30, 2024, a one percent change in the interest rate would result in a $2.5 million increase or decrease in our annual interest expense.

We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows, cash on hand and access to our Senior Secured Credit Facilities. Our ability to borrow funds under our ABL Facilities is subject to, among other things, the financial viability of the participating financial institutions. While we do not anticipate any of our current lenders defaulting on their obligations, we are unable to provide assurance that any particular lender will not default at a future date.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in the “Litigation and Regulatory Matters” section of Note 9 “Commitments and Contingencies” in the notes to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the section entitled “Risk factors” included in the Final Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

On July 17, 2024, in connection with the IPO, ALH Holdings, LLC (a subsidiary of Ventas, Inc.) contributed all of its outstanding common stock in AHP Health Partners (our direct subsidiary) to Ardent Health Partners, Inc. in exchange for 5,178,202 shares of common stock of Ardent Health Partners, Inc. (the “ALH Contribution”). The issuance of securities in the ALH Contribution was deemed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On July 17, 2024, our registration statement on Form S-1 (File No. 333-280425) related to the IPO was declared effective by the SEC. Pursuant to such registration statement, we issued and sold 12,000,000 shares of common stock at a public offering price of $16.00 per share on July 19, 2024. We received net proceeds of approximately $181.4 million, after deducting underwriting discounts and commissions of approximately $10.6 million. On July 30, 2024, in conjunction with the underwriters exercising their option to purchase additional shares, we issued an additional 1,800,000 shares of common stock at the initial public offering price of $16.00 per share for additional net proceeds of approximately $27.2 million, after deducting underwriting discounts and commissions of approximately $1.6 million. None of the expenses associated with the IPO were paid to directors, officers, or persons owning 10% or more of any class of equity securities, or to our affiliates.

There has been no material change in the planned use of proceeds from the IPO from those described in the Final Prospectus, dated July 17, 2024, filed with the SEC on July 18, 2024, pursuant to Rule 424(b) of the Securities Act. J.P. Morgan Securities LLC, BofA Securities, Inc. and Morgan Stanley & Co. LLC acted as joint book-running managers for the IPO. For additional details on the IPO, refer to Note 1 “Initial Public Offering and Corporate Conversion” and Note 11 “Subsequent Events” in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1*	Plan of Conversion
3.1	Certificate of Incorporation of Ardent Health Partners, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed on July 17, 2024)
3.2	Bylaws of Ardent Health Partners, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-8 filed on July 17, 2024)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-1/A filed on July 8, 2024)
10.1
Amendment No. 4 to Amended and Restated ABL Credit Agreement, dated June 26, 2024, among AHP Health Partners, Inc., AHS East Texas Health System, LLC, the Subsidiaries of AHP Health Partners, Inc. and AHS East Texas Health System, LLC, as Borrowers, the Guarantors, the Incremental Lenders, the other Lenders and L/C Issuers party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1/A filed on July 8, 2024)

10.2#
Twelfth Amendment to Master Lease and Guaranty of Master Lease, dated June 21, 2024, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, Inc. and certain affiliated entities of Ardent Health Partners, Inc. listed therein (incorporated by reference to Exhibit 10.25 to the Registrant’s Form S-1/A filed on July 8, 2024)

10.3
First Amendment to Relative Rights Agreement, dated as of June 3, 2024, among Bank of America, N.A., as administrative agent under the ABL Credit Agreement, Bank of America, N.A., as collateral agent under the ABL Credit Agreement, Bank of America, N.A., as administrative agent under the Term Loan Agreement, certain wholly owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, Inc. and certain affiliated entities of Ardent Health Partners, Inc. listed therein (incorporated by reference to Exhibit 10.26 to the Registrant’s Form S-1 filed on June 21, 2024)

10.4#
Amended and Restated Statement of Work #1, dated as of June 25, 2024, by and between Ensemble RCM, LLC d/b/a Ensemble Health Partners and AHS Management Company, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Form S-1/A filed on July 8, 2024)

10.5#
Statement of Work #2, dated as of June 10, 2024, by and between Ensemble RCM, LLC d/b/a Ensemble Health Partners and AHS Management Company, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Form S-1/A filed on July 8, 2024)

10.6#
Statement of Work #3, dated as of June 25, 2024, by and between Ensemble RCM, LLC d/b/a Ensemble Health Partners and AHS Management Company, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Form S-1/A filed on July 8, 2024)

10.7†	Form of Indemnification Agreement between the registrant and its directors and certain officers (incorporated by reference to Exhibit 10.36 to the Registrant’s Form S-1/A filed on July 8, 2024)
10.8†	Ardent Health Partners, Inc. 2024 Omnibus Incentive Award Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Form S-1/A filed on July 8, 2024)
10.9†*	Form of Restricted Stock Award Agreement (Replacement Unvested C-1 Units) under the 2024 Omnibus Incentive Award Plan
10.10†*	Form of Restricted Stock Award Agreement (Replacement Unvested C-2 Units) under the 2024 Omnibus Incentive Award Plan
10.11†*	Form of Restricted Stock Unit Award Agreement (Employees) under the 2024 Omnibus Incentive Award Plan
10.12†*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the 2024 Omnibus Incentive Award Plan
10.13#†*	Form of Performance Based Restricted Stock Unit Award Agreement under the 2024 Omnibus Incentive Award Plan
10.14*	Stock Ownership Guidelines
10.15†*	Executive Severance Plan
10.16†	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.40 to the Registrant’s Form S-1/A filed on July 8, 2024)
10.17*	Strategic Advisory Services Letter Agreement, dated as of July 19, 2024, between EGI-AM Investments, L.L.C. and Ardent Health Partners, Inc.
10.18*	Nomination Agreement, dated as of July 19, 2024, among Ardent Health Partners, Inc., EGI-AM Investments, L.L.C. and ALH Holdings, LLC
10.19*	REIT Savings Letter Agreement, dated as of July 19, 2024, by and between Ardent Health Partners, Inc. and ALH Holdings, LLC

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a)
31.2*	Certification of Principal Financial Officer pursuant to SEC Rule 13a 14(a)/15d 14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Portions of this exhibit (indicated by “[***]”) have been omitted as the registrant has determined that (i) the omitted information is not material and (ii) the omitted information is the type that the registrant treats as private or confidential.

† Indicates a management contract or compensatory plan, contract or arrangement
* Filed herewith
** This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDENT HEALTH PARTNERS, INC.

Date: August 14, 2024	By:	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)