Form 10-Q
period 2024-09-30
Ardent Health Partners, Inc.
filed 2024-11-07
CIK 1756655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2024, the registrant had 142,732,815 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
 ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue	$1,449,817	$1,377,727	$4,359,783	$4,063,449
Expenses:
Salaries and benefits	635,223	595,580	1,880,790	1,785,939
Professional fees	274,223	246,540	810,820	715,111
Supplies	251,862	249,548	769,034	743,713
Rents and leases	26,410	24,506	76,251	73,230
Rents and leases, related party	37,249	36,413	111,413	108,914
Other operating expenses	117,700	124,642	354,851	342,026
Government stimulus income	—	—	—	(8,463)
Interest expense	14,629	19,041	52,050	55,854
Depreciation and amortization	36,771	35,488	108,434	104,860
Loss on extinguishment and modification of debt	1,490	—	3,388	—
Other non-operating gains	(2,807)	—	(3,062)	(522)
Total operating expenses	1,392,750	1,331,758	4,163,969	3,920,662
Income before income taxes	57,067	45,969	195,814	142,787
Income tax expense	11,062	7,261	36,997	24,591
Net income	46,005	38,708	158,817	118,196
Net income attributable to noncontrolling interests	19,683	17,870	62,678	60,139
Net income attributable to Ardent Health Partners, Inc.	$26,322	$20,838	$96,139	$58,057

Net income per share:
Basic	$0.19	$0.17	$0.74	$0.46
Diluted	$0.19	$0.17	$0.74	$0.46
Weighted-average common shares outstanding:
Basic	137,107,595	126,115,301	129,877,510	126,115,301
Diluted	137,542,995	126,115,301	130,022,643	126,115,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

 ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
Unaudited
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$46,005	$38,708	$158,817	$118,196
Other comprehensive (loss) income
Change in fair value of interest rate swap	(10,180)	43	(12,280)	76
Other comprehensive (loss) income before income taxes	(10,180)	43	(12,280)	76
Income tax (benefit) expense related to other comprehensive (loss) income items	(2,657)	12	(3,205)	20
Other comprehensive (loss) income, net of income taxes	(7,523)	31	(9,075)	56
Comprehensive income	38,482	38,739	149,742	118,252
Comprehensive income attributable to noncontrolling interests	19,683	17,870	62,678	60,139
Comprehensive income attributable to Ardent Health Partners, Inc.	$18,799	$20,869	$87,064	$58,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in thousands)

	September 30, 2024 (1)	December 31, 2023 (1)
Assets
Current assets:
Cash and cash equivalents	$563,142	$437,577
Accounts receivable	705,747	775,452
Inventories	108,231	105,485
Prepaid expenses	119,956	77,281
Other current assets	193,616	222,290
Total current assets	1,690,692	1,618,085
Property and equipment, net	814,860	811,089
Operating lease right of use assets	261,214	260,003
Operating lease right of use assets, related party	932,246	941,150
Goodwill	852,001	844,704
Other intangible assets, net	76,930	76,930
Deferred income taxes	34,764	32,491
Other assets	137,307	147,106
Total assets	$4,800,014	$4,731,558

Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$12,167	$18,605
Accounts payable	368,850	474,543
Accrued salaries and benefits	255,370	267,685
Other accrued expenses and liabilities	250,945	233,271
Total current liabilities	887,332	994,104
Long-term debt, less current installments	1,083,725	1,168,253
Long-term operating lease liability	233,786	235,241
Long-term operating lease liability, related party	922,665	932,090
Self-insured liabilities	231,951	243,552
Other long-term liabilities	53,686	76,002
Total liabilities	3,413,145	3,649,242
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interests	2,391	7,302
Equity:
Common units, no and unlimited units authorized as of September 30, 2024 and December 31, 2023, respectively; no and 484,922,828 units issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	496,882
Preferred stock, par value $0.01 per share; 50,000,000 and no shares authorized as of September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.01 per share; 750,000,000 and no shares authorized as of September 30, 2024 and December 31, 2023, respectively; 142,735,842 and no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,428	—
Additional paid-in capital	743,364	—
Accumulated other comprehensive income	9,486	18,561
Retained earnings	251,592	155,453
Equity attributable to Ardent Health Partners, Inc.	1,005,870	670,896
Noncontrolling interests	378,608	404,118
Total equity	1,384,478	1,075,014
Total liabilities and equity	$4,800,014	$4,731,558
(1)  As of September 30, 2024 and December 31, 2023, the unaudited condensed consolidated balance sheets included total liabilities of consolidated variable interest entities of
$303.2 million and $337.8 million, respectively. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$158,817	$118,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,434	104,860
Other non-operating gains	—	(45)
Loss on extinguishment and modification of debt	2,158	—
Amortization of deferred financing costs and debt discounts	4,235	4,266
Deferred income taxes	1,690	5,346
Equity-based compensation	8,873	723
Loss from non-consolidated affiliates	2,160	3,622
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	77,284	(54,896)
Inventories	(2,545)	(556)
Prepaid expenses and other current assets	(21,189)	(20,450)
Accounts payable and other accrued expenses and liabilities	(132,031)	9,996
Accrued salaries and benefits	(12,429)	(16,863)
Net cash provided by operating activities	195,457	154,199
Cash flows from investing activities:
Investment in acquisitions, net of cash acquired	(8,044)	—
Purchases of property and equipment	(106,234)	(79,959)
Other	(738)	(1,318)
Net cash used in investing activities	(115,016)	(81,277)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	208,656	—
Proceeds from insurance financing arrangements	10,797	24,749
Proceeds from long-term debt	3,600	1,225
Payments of principal on insurance financing arrangements	(7,370)	(15,885)
Payments of principal on long-term debt	(106,335)	(10,549)
Debt issuance costs	(2,450)	—
Payments of initial public offering costs	(8,636)	—
Distributions to noncontrolling interests	(53,138)	(50,677)
Redemption of equity attributable to noncontrolling interests	—	(26,024)
Other	—	(7,209)
Net cash provided by (used in) financing activities	45,124	(84,370)
Net increase (decrease) in cash and cash equivalents	125,565	(11,448)
Cash and cash equivalents at beginning of year	437,577	456,124
Cash and cash equivalents at end of year	$563,142	$444,676

Supplemental Cash Flow Information:
Non-cash purchases of property and equipment	$5,546	$13,188
Offering costs not yet paid	$898	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(Dollars in thousands, except for unit amounts)

		Equity Attributable to Ardent Health Partners, Inc.				Noncontrolling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Units		Accumulated Other Comprehensive Income	Retained Earnings
		Units(*)	Amount
Balance at December 31, 2022	$10,796	482,726,544	$510,968	$26,533	$101,549	$400,460	$1,039,510
Net income attributable to Ardent Health Partners, Inc.	—	—	—	—	4,143	—	4,143
Net income attributable to noncontrolling interests	—	—	—	—	—	20,427	20,427
Net loss attributable to redeemable noncontrolling interests	(788)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(4,564)	—	—	(4,564)
Distributions to noncontrolling interests	—	—	—	—	—	(12,555)	(12,555)
Vesting of Class C Units	—	587,053	360	—	—	—	360
Balance at March 31, 2023	$10,008	483,313,597	$511,328	$21,969	$105,692	$408,332	$1,047,321
Net income attributable to Ardent Health Partners, Inc.	—	—	—	—	33,076	—	33,076
Net income attributable to noncontrolling interests	—	—	—	—	—	23,600	23,600
Net loss attributable to redeemable noncontrolling interests	(970)	—	—	—	—	—	—
Other comprehensive income	—	—	—	4,589	—	—	4,589
Distributions to noncontrolling interests	—	—	—	—	—	(19,254)	(19,254)
Redemption of equity attributable to noncontrolling interests	—	—	(14,990)	—	—	(11,034)	(26,024)
Vesting of Class C Units	—	558,013	182	—	—	—	182
Balance at June 30, 2023	$9,038	483,871,610	$496,520	$26,558	$138,768	$401,644	$1,063,490
Net income attributable to Ardent Health Partners, Inc. ..	—	—	—	—	20,838	—	20,838
Net income attributable to noncontrolling interests .........	—	—	—	—	—	17,837	17,837
Net income attributable to redeemable noncontrolling interests ..................................	33	—	—	—	—	—	—
Other comprehensive income	—	—	—	31	—	—	31
Distributions to noncontrolling interests .........	—	—	—	—	—	(18,868)	(18,868)
Vesting of Class C Units .......	—	543,589	181	—	—	—	181
Balance at September 30, 2023 ..	$9,071	484,415,199	$496,701	$26,589	$159,606	$400,613	$1,083,509
(*) See Note 1, Description of the Business and Basis of Presentation - Initial Public Offering and Corporate Conversion, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(Dollars in thousands, except for unit amounts)

		Equity Attributable to Ardent Health Partners, Inc.							Non- controlling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Units		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings
		Units(*)	Amount	Shares	Amount
Balance at December 31, 2023	$7,302	484,922,828	$496,882	—	$—	$—	$18,561	$155,453	$404,118	$1,075,014
Net income attributable to Ardent Health Partners, Inc.	—	—	—	—	—	—	—	27,047	—	27,047
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	21,089	21,089
Net loss attributable to redeemable noncontrolling interests	(2,285)	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	703	—	—	703
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(14,256)	(14,256)
Vesting of Class C Units	—	464,853	512	—	—	—	—	—	—	512
Balance at March 31, 2024	$5,017	485,387,681	$497,394	—	$—	$—	$19,264	$182,500	$410,951	$1,110,109
Net income attributable to Ardent Health Partners, Inc.	—	—	—	—	—	—	—	42,770	—	42,770
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	25,540	25,540
Net loss attributable to redeemable noncontrolling interests	(1,349)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(2,255)	—	—	(2,255)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(17,401)	(17,401)
Vesting of Class C Units	—	522,002	226	—	—	—	—	—	—	226
Balance at June 30, 2024	$3,668	485,909,683	$497,620	—	$—	$—	$17,009	$225,270	$419,090	$1,158,989
Net income attributable to Ardent Health Partners, Inc.	—	—	—	—	—	—	—	26,322	—	26,322
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	20,960	20,960
Net loss attributable to redeemable noncontrolling interests	(1,277)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(7,523)	—	—	(7,523)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	—	13,800,000	138	198,984	—	—	—	199,122
Conversion of member units to common stock	—	(485,909,683)	(497,620)	128,963,328	1,290	536,291	—	—	(39,961)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(21,481)	(21,481)
Vesting of restricted stock unit awards	—	—	—	9,441	—	—	—	—	—	—
Tax withholding on vesting of restricted stock unit awards	—	—	—	(2,396)	—	(46)	—	—	—	(46)
Forfeiture of restricted stock awards	—	—	—	(34,531)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	8,135	—	—	—	8,135
Balance at September 30, 2024	$2,391	—	$—	142,735,842	$1,428	$743,364	$9,486	$251,592	$378,608	$1,384,478
(*) See Note 1, Description of the Business and Basis of Presentation - Initial Public Offering and Corporate Conversion, for further discussion.
The accompanying notes are an integral part of the condensed consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
1.  Description of the Business and Basis of Presentation
Reporting Entity
Ardent Health Partners, Inc. was initially formed in Delaware in 2015 as Ardent Health Partners, LLC. On July 17, 2024,
Ardent Health Partners, LLC converted from a Delaware limited liability company into a Delaware corporation in connection with its initial public offering and changed its name to Ardent Health Partners, Inc. Ardent Health Partners, Inc. is a holding company that has affiliates that operate acute care hospitals and other healthcare facilities and employ physicians. The terms
“Ardent,” the “Company,” “we,” “our” and “us,” as used in these notes to the unaudited condensed consolidated financial statements, refer to Ardent Health Partners, LLC and its affiliates and, subsequent to July 16, 2024, Ardent Health Partners,
Inc. and its affiliates, unless stated otherwise or indicated by context. The term “affiliates” includes direct and indirect subsidiaries of Ardent and partnerships and joint ventures in which such subsidiaries are equity owners. At September 30,
2024, the Company operated 30 acute care hospitals in six states, including two rehabilitation hospitals and two surgical hospitals.
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
Certain information and disclosures normally included in annual financial statements presented in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC").  Accordingly,
these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the
Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 included in the Company's final prospectus, dated July 17, 2024, filed with the SEC pursuant to Rule 424(b) under the
Securities Act of 1933, as amended, on July 18, 2024 in connection with the Company's initial public offering.
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
On July 17, 2024, in connection with the IPO and immediately prior to the effectiveness of the Company's registration statement on Form S-1, the Company converted from a Delaware limited liability company into a Delaware corporation by means of a statutory conversion (the “Corporate Conversion”) and changed its name to Ardent Health Partners, Inc. As a result of the Corporate Conversion, the outstanding limited liability company membership units and vested profits interest units were converted into 120,937,099 shares of common stock and outstanding unvested profits interest units were converted into 2,848,027 shares of restricted common stock. Immediately following the Corporate Conversion, ALH Holdings, LLC, a subsidiary of Ventas, Inc. ("Ventas"), a common unit holder that beneficially owned a percentage of the Company’s outstanding membership interests and maintained a seat on the Company’s board of managers, making Ventas a related party, contributed all of its outstanding common stock in AHP Health Partners, Inc. ("AHP Health Partners"), a direct subsidiary of the Company, to Ardent Health Partners, Inc. in exchange for 5,178,202 shares of common stock of Ardent Health Partners,
Inc. (the "ALH Contribution"). As a result of the ALH Contribution, AHP Health Partners is a wholly-owned subsidiary of
Ardent Health Partners, Inc. The Corporate Conversion and the ALH Contribution have been retrospectively applied to prior periods herein for the purposes of calculating basic and diluted net income per share. The Company’s certificate of incorporation authorizes 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a $0.01 par value per share.
Cybersecurity Incident
In November 2023, the Company determined that a ransomware cybersecurity incident had impacted and disrupted a number of the Company’s operational and information technology systems (the “Cybersecurity Incident”). During this time, the
Company’s hospitals remained operational and continued to deliver patient care utilizing established downtime procedures.
The Company immediately suspended user access to impacted information technology applications, executed cybersecurity protection protocols, and took steps to restrict further unauthorized activity. Additionally, because of the time taken to contain and remediate the Cybersecurity Incident, online electronic billing systems were not functioning at their full capacities and certain billing, reimbursement and payment functions were delayed, which had an adverse impact on the Company’s results of operations and cash flows for 2023 and the first quarter of 2024.
While the Company’s hospitals continued to deliver patient care at varying levels during the disruption and remediation periods and the Company’s business is no longer materially disrupted, the Company has incurred, and will continue to incur, certain expenses related to the Cybersecurity Incident, including expenses related to the settlement of the consolidated class action lawsuit related to the Cybersecurity Incident. The Company continues to work with its various insurance carriers to obtain reimbursement for its costs and liabilities incurred due to the Cybersecurity Incident.
Pure Health Equity Investment
On May 1, 2023, an affiliate of Pure Health Holding PJSC (“Pure Health”) purchased a minority interest in the Company from the unit holders at the time. In connection with Pure Health’s investment, unit holders were eligible to exercise tag-
along rights to sell a proportionate share of their individual equity ownership interest in Ardent Health Partners, LLC and
AHP Health Partners, the Company's direct subsidiary. Ventas exercised its tag-along right to sell its proportionate share of ownership interest in both Ardent Health Partners, LLC and AHP Health Partners. To fulfill Ventas’ right to sell its proportionate share of noncontrolling ownership interest in AHP Health Partners, the Company exercised its right to repurchase those shares from Ventas for $26.0 million concurrent with Pure Health’s purchase of a minority interest in the
Company. The carrying value of the noncontrolling interest was adjusted proportionate to the shares repurchased to reflect the change in ownership of AHP Health Partners, with the difference between the fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted recognized in equity attributable to Ardent Health Partners, LLC.
As of September 30, 2024, Pure Health and Ventas beneficially owned approximately 21.2% and 6.5%, respectively, of the
Company’s outstanding common stock.
General and Administrative Costs
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company would include its corporate office costs, which were $33.7 million and $29.0 million for the three months ended September 30, 2024 and 2023, respectively, and $95.7 million and $82.2 million for the nine months ended September 30, 2024 and 2023, respectively.
2.  Summary of Significant Accounting Policies
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of Coronavirus Disease 2019 (“COVID-19”), a disease caused by a novel strain of coronavirus, a global pandemic. On March 27, 2020, the Coronavirus Aid, Relief and Economic
Security Act (“CARES Act”) was enacted by the federal government.  Among other provisions, the CARES Act authorized relief funding to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief
Fund”).  The CARES Act also expanded the Medicare Accelerated and Advance Payment Program through which eligible providers could request accelerated Medicare payments to be repaid through withholdings against future Medicare fee-for-
service payments.  Distributions from the Provider Relief Fund were intended to reimburse healthcare providers for lost revenue and increased expenses related to the pandemic and were not subject to repayment, provided recipients attested to and complied with applicable terms and conditions set forth by legislation.  Distributions provided by the Provider Relief
Fund were accounted for as government grants and were recognized in the unaudited condensed consolidated income statements once the grant was received and there was reasonable assurance that the applicable terms and conditions required to retain the distributions were met.
During the three and nine months ended September 30, 2024, the Company did not receive or recognize any cash distributions from the Provider Relief Fund and other state and local programs. During the three and nine months ended
September 30, 2023, the Company received $0.0 million and $8.5 million, respectively, in cash distributions from the
Provider Relief Fund and other state and local programs and recognized the distributions as government stimulus income, a reduction of operating expenses, on its unaudited condensed consolidated income statements. Government compliance audits may result in derecognition of amounts previously recognized and repayment of such amounts. Since 2020, the Company has received and recognized $366.4 million of government stimulus income. Pursuant to Accounting Standards Update (“ASU”)
2021-10, Disclosures by Business Entities about Government Assistance, as an accounting policy election, the Company has utilized International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government
Assistance, by analogy to recognize funds received under the CARES Act from the Provider Relief Fund as revenue, given no direct authoritative guidance is available to for-profit organizations to recognize revenue for government contributions and grants. CARES Act revenue may be subject to future adjustments based on compliance audits.
Adoption of Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic
848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”).  ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting and applies only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 became effective as of March 12, 2020 and continues through December 31, 2024.
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
The governance rights of the minority members are restricted to those that protect their financial interests and do not preclude consolidation of the LLCs. The rights of minority members generally are limited to such items as the right to approve the issuance of new ownership interests, calls for additional cash contributions, the acquisition or divestiture of significant assets and the incurrence of debt in excess of levels not expected to be incurred in the normal course of business.
All of the Company’s VIEs meet the definition of a business, and the Company holds a majority of their issued voting equity interest. Their assets are not required to be used only for the settlement of VIE obligations as the Company has the ability to direct the use of the VIE assets through its joint venture and cash management agreements.

As of September 30, 2024 and December 31, 2023, nine of the Company’s hospitals were owned and operated through LLCs that have been determined to be VIEs and were consolidated by the Company. Consolidated assets at September 30, 2024 and
December 31, 2023 included total assets of VIEs equal to $1.2 billion. The Company’s VIEs do not have creditors that have recourse to the Company. As the structure and nature of business are very similar for each of the LLCs, they are discussed and presented herein on a combined basis.
The total liabilities of VIEs included in the Company’s unaudited condensed consolidated balance sheets are shown below (in thousands):

	September 30, 2024	December 31, 2023
Current liabilities
Current installments of long-term debt	$2,222	$2,386
Accounts payable	86,521	103,274
Accrued salaries and benefits	32,480	34,730
Other accrued expenses and liabilities	48,116	53,684
Total current liabilities	169,339	194,074
Long-term debt, less current installments	7,679	8,044
Long-term operating lease liability	111,449	120,056
Long-term operating lease liability, related party	9,449	9,520
Self-insured liabilities	659	651
Other long-term liabilities	4,606	5,437
Total liabilities	$303,181	$337,782
Income from operations before income taxes attributable to VIEs was $68.6 million and $60.3 million for the three months ended September 30, 2024 and 2023, respectively. Income from operations before income taxes attributable to VIEs was
$207.0 million and $198.4 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Deferred Offering Costs
Deferred offering costs consist primarily of legal and accounting fees, which are direct and incremental fees related to equity financings. The Company capitalizes these costs until equity financings are consummated, at which time the costs are recorded against the gross proceeds of the offering. Upon receipt of the IPO proceeds during the current period, deferred offering costs were recorded against the IPO proceeds within additional paid-in capital on the Company's condensed consolidated balance sheet as of September 30, 2024.
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
Settlements are considered in the recognition of net patient service revenue on an estimated basis in the period the related services are rendered, and such amounts are subsequently adjusted in future periods as adjustments become known or as years are no longer subject to such audits and reviews. Differences between original estimates and subsequent revisions, including final settlements, are included in the results of operations of the period in which the revisions are made. These adjustments resulted in changes to net patient service revenue of an increase of $4.9 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and an increase to net patient service revenue of $4.9 million and
$6.1 million for the nine months ended September 30, 2024 and 2023, respectively.
At September 30, 2024 and December 31, 2023, the Company’s settlements under reimbursement agreements with third-
party payors were a net payable of $2.9 million and $10.3 million, respectively, of which a receivable of $39.2 million and
$34.4 million, respectively, was included in other current assets and a payable of $42.1 million and $44.7 million, respectively, was included in other accrued expenses and liabilities in the unaudited condensed consolidated balance sheets.
Final determination of amounts earned under prospective payment and other reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of the Company’s management, adequate provision has been made for any adjustments that may result from such reviews.
Subsequent adjustments that are determined to be the result of an adverse change in the patient’s or the payor’s ability to pay are recognized as bad debt expense. Bad debt expense for the three and nine months ended September 30, 2024 and 2023 was not material to the Company.
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
The Company’s total revenue is presented in the following table (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Medicare	$561,491	38.7%	$537,884	39.0%	$1,709,137	39.3%	$1,608,041	39.6%
Medicaid	148,448	10.2%	151,401	11.0%	460,060	10.6%	459,244	11.3%
Other managed care	627,112	43.3%	587,802	42.7%	1,874,705	43.0%	1,713,964	42.2%
Self-pay and other	79,390	5.5%	75,761	5.5%	234,522	5.2%	210,338	5.1%
Net patient service revenue	$1,416,441	97.7%	$1,352,848	98.2%	$4,278,424	98.1%	$3,991,587	98.2%
Other revenue	33,376	2.3%	24,879	1.8%	81,359	1.9%	71,862	1.8%
Total revenue	$1,449,817	100.0%	$1,377,727	100.0%	$4,359,783	100.0%	$4,063,449	100.0%

The Company provides care without charge to certain patients who qualify under the local charity care policy of the hospital where the patient receives services. The Company estimates that its costs of care provided under its charity care programs approximated $8.2 million and $8.4 million for the three months ended September 30, 2024 and 2023, respectively. The
Company estimates that its costs of care provided under its charity care programs approximated $41.8 million and $34.0 million for the nine months ended September 30, 2024 and 2023, respectively. The Company does not report a charity care patient’s charges in revenue as it is the Company’s policy not to pursue collection of amounts related to these patients, and therefore contracts with these patients do not exist.
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
Market Risks
The Company’s revenue is subject to potential regulatory and economic changes in certain states where the Company generates significant revenue. The following is an analysis by state of revenue as a percentage of the Company’s total revenue for those states in which the Company generates significant revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Oklahoma	24.7%	24.7%	24.8%	24.3%
New Mexico	13.7%	15.2%	14.6%	15.7%
Texas	37.4%	37.2%	36.4%	35.9%
New Jersey	10.1%	10.1%	10.2%	10.4%
Other	14.1%	12.8%	14.0%	13.7%
Total	100.0%	100.0%	100.0%	100.0%
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
Payments from the Program are received at different points of time during a funding year. Differences between original estimates and subsequent revisions to the payments, including final settlements, represent changes in the estimate and are recognized in the period in which the revisions are made. Subsequent adjustments to the payments received and the
Company’s related estimates have historically been insignificant. The Company recognized revenue of $54.0 million and
$68.6 million for the three months ended September 30, 2024 and 2023, respectively, and $165.9 million and $147.3 million for the nine months ended September 30, 2024 and 2023, respectively. Additionally, the Company incurred costs related to provider assessments for the Program in the amounts of $15.1 million and $28.7 million for the three months ended
September 30, 2024 and 2023, respectively, and $56.8 million and $58.8 million for the nine months ended September 30,
2024 and 2023, respectively, which were included in other operating expenses on the unaudited condensed consolidated income statements.
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

	Carrying Amount		Fair Value
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Senior Secured Term Loan Facility	$773,515	$874,262	$773,515	$876,448
5.75% Senior Notes	$299,574	$299,506	$293,582	$259,822
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

The redeemable noncontrolling interests related to St. Francis at September 30, 2024 and December 31, 2023 have not been subsequently measured at fair value since the acquisition date in 2017. The noncontrolling interests are not currently redeemable and it is not probable that the noncontrolling interests will become redeemable as the possibility of the Company being excluded or suspended from participation in any federal or state government healthcare payor program is remote.
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
As of September 30, 2024 and December 31, 2023, all of the Company’s long-lived assets were located in the United States, and for the three and nine months ended September 30, 2024 and 2023, all revenue was earned in the United States.
3.  Related Party Transactions
Effective August 4, 2015, Ventas acquired ownership of the Company’s real estate in exchange for a $1.4 billion payment from Ventas and the Company’s agreement to lease the acquired real estate back from Ventas (the “Ventas Master Lease”).
The Ventas Master Lease is a 20-year master lease agreement (with a renewal option for an additional 10 years) with certain subsidiaries of Ventas, pursuant to which the Company currently leases 10 of the Company’s hospitals. The Ventas Master
Lease includes an annual rent escalator equal to the lesser of four times the Consumer Price Index or 2.5%. In accordance with ASC 842, Leases (“ASC 842”), variable lease payments are excluded from the Company’s minimum rental payments used to determine the right-of-use assets and lease obligations and are recognized as expense when incurred. The Ventas
Master Lease includes a number of operating and financial restrictions on the Company. Management believes it was in compliance with all financial covenants as of September 30, 2024 and December 31, 2023.
The Company recorded rent expense related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings of $37.2 million and $36.4 million for the three months ended September 30, 2024 and 2023, respectively, and $111.4 million and $108.9 million for the nine months ended September 30, 2024 and 2023, respectively.

4.  Long-Term Debt and Financing Matters
Long-term debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Senior secured term loan facility	$773,515	$874,262
5.75% Senior Notes	299,574	299,506
Finance leases	19,848	21,706
Other debt	18,796	12,322
Deferred financing costs	(15,841)	(20,938)
Total debt	1,095,892	1,186,858
Less current maturities	(12,167)	(18,605)
Long-term debt, less current maturities	$1,083,725	$1,168,253
As of September 30, 2024 and December 31, 2023, the senior secured term loan facility reflected an original issue discount
(“OID”) of $4.0 million and $5.5 million, respectively. As of September 30, 2024 and December 31, 2023, the 5.75% Senior
Notes balance reflected an OID of $0.4 million and $0.5 million, respectively.
Senior Secured Credit Facilities
On August 24, 2021, the Company entered into a credit agreement for its senior secured term loan facility (the "Term Loan B
Facility"), which provides funding up to a principal amount of $900.0 million.  The Term Loan B Facility has a seven year maturity with principal due in consecutive equal quarterly installments of 0.25% of the initial $900.0 million principal amount (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon maturity of the Term Loan B Facility.  The proceeds from the Term Loan B Facility were used to prepay in full the Company's $825.0 million senior secured term loan facility (the "2018 Term Loan B Facility"), including any accrued and unpaid interest, fees and other expenses related to the transaction. On June 8, 2023, the Company further amended and restated the Term Loan B Facility credit agreement (the "Term Loan B Credit Agreement") to replace LIBOR with the Term
Secured Overnight Financing Rate ("SOFR") and Daily Simple SOFR (each as defined in the amended Term Loan B Credit
Agreement) as the reference interest rate effective June 30, 2023. On June 26, 2024, the Company used cash on hand to prepay $100.0 million of the $877.5 million outstanding principal on the Term Loan B Facility; no modification was made to the Term Loan B Credit Agreement as a result of this prepayment. On September 18, 2024, the Company executed an amendment to reprice its Term Loan B Credit Agreement. The repricing reduced the applicable interest rate by 50 basis points from Term SOFR plus 3.25% to Term SOFR plus 2.75% and eliminated the credit spread adjustment. No modifications were made to the maturity of the loans as a result of the repricing and all other terms were substantially unchanged.
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
The Term Loan B Credit Agreement and ABL Credit Agreement contain a number of customary affirmative and negative covenants that limit or restrict the ability of the Company and its subsidiaries to (subject, in each case, to a number of important exceptions, thresholds and qualifications as set forth in the Term Loan B Credit Agreement and ABL Credit
Agreement):
•incur additional indebtedness (including guarantee obligations);
•incur liens;
•make certain investments;
•make certain dispositions and engage in certain sale / leaseback transactions;
•make certain payments or other distributions; and

•engage in certain transactions with affiliates.
In addition, the ABL Credit Agreement contains a springing financial covenant that requires the maintenance, after failure to maintain a specified minimum amount of availability to borrow under the senior secured asset-based revolving credit facility, of a minimum fixed charge coverage ratio of 1.00 to 1.00, as determined at the end of each fiscal quarter. Management believes that, as of September 30, 2024 and December 31, 2023, the Company maintained more than the minimum amount of availability under the senior secured asset-based revolving credit facility and, therefore, the minimum fixed charge ratio described herein was not applicable.
5.  Interest Rate Swap Agreements
Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company’s exposure to interest rate risk results from the entry into financial debt instruments that arose from transactions entered into during the normal course of business. As part of an overall risk management program, the Company evaluates and manages exposure to changes in interest rates on an ongoing basis. The Company has no intention of entering into financial derivative contracts, other than to hedge a specific financial risk. To mitigate the Company’s exposure to fluctuations in interest rates, the
Company uses pay-fixed interest rate swaps, generally designated as cash flow hedges of interest payments on floating rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. Unrealized gains or losses from the designated cash flow hedges are deferred in accumulated other comprehensive income (“AOCI”) and recognized as interest expense as the interest payments occur. Hedges and derivative financial instruments may continue to be used in the future in order to manage interest rate exposure.
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
Cash interest payments associated with the at-market derivative portion of the hybrid instruments were classified as operating activities in the Company’s unaudited condensed consolidated statements of cash flows; whereas cash interest payments for the debt portion of the hybrid instruments were classified as financing activities.
The Company performs assessments of effectiveness for its cash flow hedges on a quarterly basis to confirm that the hedges continue to meet the highly effective criteria required to continue applying cash flow hedge accounting. During the nine months ended September 30, 2024 and the year ended December 31, 2023, these hedges were highly effective. Accordingly, no unrealized gain or loss related to these hedges was reflected in the accompanying unaudited condensed consolidated income statements, and the change in fair value was included in AOCI as a component of equity. Realized gains and losses during the period have been reclassified from AOCI to interest expense.
The following table presents the effects of derivatives in cash flow hedging relationships on the Company’s AOCI and earnings (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2024	2023	2024	2023
Unrealized (loss) income recognized	AOCI	$(5,062)	$4,490	$3,077	$11,082
Loss reclassified from AOCI into earnings	Interest expense, net	(5,118)	(4,447)	(15,357)	(11,006)
Net change in AOCI		$(10,180)	$43	$(12,280)	$76
In the 12 months following September 30, 2024, the Company estimates that an additional $9.5 million will be reclassified as a reduction to interest expense.
As of September 30, 2024 and December 31, 2023, the fair value of the Company’s interest rate swap agreements reflected an asset balance of $12.8 million and $25.1 million, respectively. The following table presents the fair value of the
Company’s interest rate swap agreements as recorded in the unaudited condensed consolidated balance sheets (in thousands):

Classification	September 30, 2024	December 31, 2023
Other current assets	$9,530	$15,966
Other assets	3,310	9,100
Fair value	$12,840	$25,066
6. Income Taxes
The Company’s tax provisions for the three months ended September 30, 2024 and 2023 were income tax expense of $11.1 million, which equates to an effective tax rate of 19.4%, and $7.3 million, which equates to an effective tax rate of 15.8%, respectively. The Company’s tax provisions for the nine months ended September 30, 2024 and 2023 were income tax expense of $37.0 million, which equates to an effective tax rate of 18.9%, and $24.6 million, which equates to an effective tax rate of 17.2%, respectively.
The Company follows the provisions of ASC 740, Income Taxes, regarding uncertain tax positions. At September 30, 2024 and December 31, 2023, the Company had a liability for uncertain tax positions of $12.1 million. The Company believes that it is reasonably possible that the reserve for uncertain tax positions will change in the coming 12 months as a result of being within the applicable statute of limitations with respect to uncertain tax positions.
As of September 30, 2024, the Company had no ongoing or pending federal examinations for prior years. The Company has outstanding federal income tax refund claims for the 2016 and 2018 tax years. Since the total amount of refund claims is equal to $10.0 million, which was classified within other current assets on the Company’s unaudited condensed consolidated balance sheet at September 30, 2024, the refund claims are subject to ongoing Joint Committee on Taxation reviews. The
Company’s tax years from 2021 through 2023 remain open to examination by federal and state taxing authorities.

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
Professional and General Liability
The total costs for professional and general liability losses are based on the Company’s premiums and retention costs, and were $15.6 million and $13.7 million for the three months ended September 30, 2024 and 2023, respectively, and were $50.5 million and $40.9 million for the nine months ended September 30, 2024 and 2023, respectively.
Workers' Compensation and Occupational Injury Liability
The total costs for workers’ compensation liability insurance are based on the Company’s premiums and retention costs, and were $2.4 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively, and were $5.7 million and $7.6 million for the nine months ended September 30, 2024 and 2023, respectively.
8.  Employee Benefit Plans
Defined Contribution Plan
The Company maintains defined contribution retirement plans that cover its eligible employees. The Company incurred total costs related to the retirement plans of $11.2 million and $10.3 million for the three months ended September 30, 2024 and
2023, respectively, and $36.2 million and $33.5 million for the nine months ended September 30, 2024 and 2023,
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
The total costs of employee health coverage were $47.2 million and $40.7 million for the three months ended September 30,
2024 and 2023, respectively, and $133.9 million and $122.9 million for the nine months ended September 30, 2024 and 2023, respectively.
9.  Commitments and Contingencies
Litigation and Regulatory Matters
From time to time, claims and suits arise in the ordinary course of the Company’s business. The Company has been, is currently, and may in the future be subject to claims, lawsuits, qui tam actions, civil investigative demands, subpoenas, investigations, audits and other inquiries related to its operations. In certain of these actions, plaintiffs request punitive or other damages against the Company that may not be covered by insurance. These claims, lawsuits, and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on the Company’s results of operations, financial position or liquidity.

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
As a result of the Cybersecurity Incident that occurred in November 2023, three putative class actions were filed against the
Company in the U.S. District Court for the Middle District of Tennessee: Burke v. AHS Medical Holdings LLC, No. 3:23-
cv-01308; Redd v. AHS Medical Holdings, LLC, No. 3:23-cv-01342; and Epperson v. AHS Management Company, Inc.,
No. 3:24-cv-00396. These cases were consolidated by the District Court on April 24, 2024, under the caption Hodge v. AHS
Management Company, Inc., No. 3:23-cv-01308 (M.D. Tenn.). The complaint for the consolidated class action, filed on behalf of approximately 38,000 individuals who allege their personal information and protected health information were affected by the Cybersecurity Incident, generally asserts state common law claims of negligence, breach of implied contract, unjust enrichment, breach of fiduciary duty, and invasion of privacy with respect to how the Company managed sensitive data. On October 4, 2024, the Company executed a settlement agreement to resolve the consolidated class action litigation.
On October 9, 2024, the District Court preliminarily approved the settlement and set the hearing for the District Court’s final approval of the settlement for August 1, 2025. Settlement of the consolidated case on the agreed terms will require the
Company to make cash settlement payments that will not have a material impact on the Company’s results of operations, financial position or liquidity.
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
10.  Earnings Per Share
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus the dilutive effect of outstanding securities, and such dilutive effect is computed using the treasury stock method.
For the purposes of determining the basic and diluted weighted-average number of common shares outstanding during the periods presented that are prior to the Corporate Conversion and ALH Contribution, the Company retrospectively reflected the effects of the Corporate Conversion and the ALH Contribution. As such, the basic and diluted weighted-average number of common shares outstanding for those periods reflect the conversion of the Company's membership units into common stock on the date of the Corporate Conversion and ALH Contribution, assuming that all common stock issued in conjunction with the Corporate Conversion and ALH Contribution was issued and outstanding as of the beginning of the earliest period presented.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic:
Net income attributable to common stockholders	$26,322	$20,838	$96,139	$58,057
Weighted-average number of common shares	137,107,595	126,115,301	129,877,510	126,115,301
Net income per common share	$0.19	$0.17	$0.74	$0.46

Diluted:
Net income attributable to common stockholders	$26,322	$20,838	$96,139	$58,057
Weighted-average number of common shares	137,542,995	126,115,301	130,022,643	126,115,301
Net income per common share	$0.19	$0.17	$0.74	$0.46
The following table sets forth the components of the denominator for the computation of basic and diluted net income per share for net income attributable to Ardent Health Partners, Inc. stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted-average number of common shares - basic	137,107,595	126,115,301	129,877,510	126,115,301
Effect of dilutive securities(1)	435,400	—	145,133	—
Weighted-average number of common shares - diluted	137,542,995	126,115,301	130,022,643	126,115,301
(1) The effect of dilutive securities does not reflect 370,579 and 123,526 weighted-average potential common shares from restricted stock awards and restricted stock units for the three and nine months ended September 30, 2024, respectively, because their effect was antidilutive as calculated under the treasury stock method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly
Report on Form 10-Q for the quarter ended September 30, 2024 (this "Quarterly Report") and our annual financial statements for the year ended December 31, 2023 included in our final prospectus dated July 17, 2024, filed with the
Securities and Exchange Commission (the "SEC") on July 18, 2024 pursuant to Rule 424(b) (the "Final Prospectus") under the Securities Act of 1933, as amended (the "Securities Act"). The following discussion includes forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Quarterly Report and our Final Prospectus. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this Quarterly Report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
Unless otherwise indicated, all relevant financial and statistical information included herein relates to our consolidated operations. Additionally, unless the context indicates otherwise, Ardent Health Partners, Inc. and its affiliates are referred to in this section as “we,” “our,” or “us.”
Forward-Looking Statements
This Quarterly Report may contain certain “forward-looking statements,” as that term is defined in the U.S. federal securities laws. These forward-looking statements include, but are not limited to, statements other than statements of historical facts, including, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, the industry in which we operate and other similar matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,”
“may,” “can,” “continue,” “potential,” “should” and the negative of these terms or other comparable terminology often identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risk factors and other cautionary statements described under the heading “Risk
Factors” included in this Quarterly Report and those included within our Final Prospectus. Factors, risks, and uncertainties that could cause actual outcomes and results to be materially different from those contemplated include, among others: (1)
changes in government healthcare programs, including Medicare and Medicaid and supplemental payment programs and state directed payment arrangements; (2) reduction in the reimbursement rates paid by commercial payors, our inability to retain and negotiate favorable contracts with private third-party payors, or an increasing volume of uninsured or underinsured patients; (3) the highly competitive nature of the healthcare industry; (4) inability to recruit and retain quality physicians, as well as increasing cost to contract with hospital-based physicians; (5) increased labor costs resulting from increased competition for staffing or a continued or increased shortage of experienced nurses; (6) changes to physician utilization practices and treatment methodologies and third-party payor controls designed to reduce inpatient services or surgical procedures that impact demand for medical services; (7) continued industry trends toward value-based purchasing, third party payor consolidation and care coordination among healthcare providers; (8) loss of key personnel, including key members of our senior management team; (9) our failure to comply with complex laws and regulations applicable to the healthcare industry or to adjust our operations in response to changing laws and regulations; (10) inability to successfully complete acquisitions or strategic joint ventures ("JVs") or inability to realize all of the anticipated benefits, including anticipated synergies, of past acquisitions and the risk that transactions may not receive necessary government clearances; (11) failure to maintain existing relationships with JV partners or enter into relationships with additional healthcare system partners; (12) the impact of known and unknown claims brought against our hospitals, physician practices, outpatient facilities or other business operations or against healthcare providers who provide services at our facilities; (13) the impact of government investigations, claims, audits, whistleblower and other litigation; (14) the impact of any security incidents affecting us or any third-party vendor upon which we rely; (15) inability or delay in our efforts to construct, acquire, sell, renovate or expand our healthcare facilities; (16) our failure to comply with federal and state laws relating to Medicare and Medicaid enrollment, permit, licensing and accreditation requirements, or the expansion of existing or the enactment of new laws or regulation relating to permit, licensing and accreditation requirements; (17) failure to obtain drugs and medical supplies at favorable prices or sufficient volumes; (18) operational, legal and financial risks associated with outsourcing functions to third parties;
(19) sensitivity to regulatory, economic and competitive conditions in the states in which our operations are heavily concentrated; (20) decreased demand for our services provided due to factors beyond our control, such as seasonal fluctuations in the severity of critical illnesses, pandemic, epidemic or widespread health crisis; (21) inability to accurately estimate market opportunity and forecasts of market growth; (22) general economic and business conditions, both nationally and in the regions in which we operate; (23) the impact of seasonal or severe weather conditions and climate change; (24)
inability to demonstrate meaningful use of Electronic Health Record ("EHR") technology; (25) inability to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment; (26) effects of current and future health reform initiatives, including the Affordable Care Act, and the potential for changes to the Affordable
Care Act, its implementation or its interpretation (including through executive orders and court challenges); (27) legal and regulatory restrictions on certain of our hospitals that have physician owners; (28) risks related to the Ventas Master Lease and its restrictions and limitations on our business; (29) the impact of our significant indebtedness, including our ability to comply with certain debt covenants and other significant operating and financial restrictions imposed on us by the agreements governing our indebtedness, and the effects that variable interest rates, and general economic factors could have on our operations, including our potential inability to service our indebtedness; (30) conflicts of interest with certain of our existing large stockholders; (31) effects of changes in federal tax laws; (32) increased costs as a result of operating as a public company; (33) risks related to maintaining an effective system of internal controls; (34) volatility of our share price and size of the public market for our common stock; (35) our guidance differing from actual operating and financial performance; (36)
the results of our efforts to use technology, including artificial intelligence, to drive efficiencies and quality initiatives and enhance patient experience; (37) the impact of recent decisions of the U.S. Supreme Court regarding the actions of federal agencies; and (38) other risk factors described in our filings with the SEC.
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
Overview
Ardent is a leading provider of healthcare services in the United States, operating in eight growing mid-sized urban markets across six states: Texas, Oklahoma, New Mexico, New Jersey, Idaho and Kansas. We deliver care through a system of 30 acute care hospitals and more than 200 sites of care with 1,808 employed and affiliated providers as of September 30, 2024, an increase of 3.3% compared to September 30, 2023. Affiliated providers are physicians and advanced practice providers with whom we contract for services through a professional services agreement or other independent contractor agreement.
We hold a leading position in a majority of our markets, and we believe we are one of the leading healthcare systems based on market share and our integrated network of hospitals, ambulatory facilities, and physician practices. We operate either independently or in partnership with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation through our well-established and differentiated JV model. Collectively, we operate as a unified organization with a consumer-centric approach to caring for our patients and our communities. Our strategic JV partners offer us significant advantages, including expanded access points, clinical talent availability, local brand recognition, and scale that enable us to accelerate market penetration. We believe that we help our partners enhance their network and regional presence through our operational acumen. We strive to strengthen clinical services, drive operating improvements, and centrally manage operations to optimize hospital performance and enhance patient care. In each of these partnerships, we are the majority owner and serve as the day-to-day operator.

Recent Developments
Term Loan B Facility Repricing
On September 18, 2024, we executed an amendment to reprice our Term Loan B Facility credit agreement (the "Term Loan
B Credit Agreement"). The repricing reduced the applicable interest rate by 50 basis points from Term SOFR plus 3.25% to
Term SOFR plus 2.75% and eliminated the credit spread adjustment. No modifications were made to the maturity of the loans as a result of the repricing and all other terms were substantially unchanged.
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
On July 17, 2024, in connection with the IPO and immediately prior to the effectiveness of our registration statement on
Form S-1, we converted from a Delaware limited liability company into a Delaware corporation by means of a statutory conversion (the “Corporate Conversion”) and changed our name to Ardent Health Partners, Inc. As a result of the Corporate
Conversion, the outstanding limited liability company membership units and vested profits interest units were converted into
120,937,099 shares of common stock and outstanding unvested profits interest units were converted into 2,848,027 shares of restricted common stock. Immediately following the Corporate Conversion, ALH Holdings, LLC, a subsidiary of Ventas, Inc.
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
ABL Credit Agreement Amendment and Term Loan B Facility Prepayment
On June 26, 2024, we executed an amendment to our ABL Credit Agreement to increase the revolving commitment by
$100.0 million to $325.0 million and extend the maturity date to June 26, 2029. Concurrent with the execution of this amendment on June 26, 2024, we also prepaid $100.0 million of the outstanding principal on our Term Loan B Facility. The
$100.0 million prepayment was applied in direct order of maturities of future payments, and no modification was made to the
Term Loan B Facility as a result of this prepayment.
2024 Supplemental Payment Program Updates
A new Oklahoma directed payment program (the “Oklahoma DPP”) became effective on April 1, 2024. Under the Oklahoma
DPP, hospitals receive directed payments in accordance with Oklahoma’s new Medicaid managed care delivery system, resulting in reimbursement near the average commercial rate. The existing upper payment limit component of Oklahoma’s
Supplemental Hospital Offset Payment Program will remain in place for certain categories of Medicaid patients that continue to be enrolled in Oklahoma’s traditional Medicaid Fee for Service program. We have recognized total revenue of $48.6 million under the Oklahoma DPP from the April 1, 2024 effective date through September 30, 2024.
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

The directed payment program under the New Mexico HDA Act was submitted to CMS for approval on August 5, 2024, with a requested effective date of July 1, 2024. The program is still under CMS review.
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
We estimate the Cybersecurity Incident had an adverse pre-tax impact of approximately $74 million during the year ended
December 31, 2023. This estimate includes lost revenue from the associated business interruption and costs to remediate the issue, net of insurance proceeds. For the three months ended December 31, 2023, we also experienced decreases in admissions, surgeries (both inpatient and outpatient) and emergency room visits of 2.5%, 2.1% and 5.7%, respectively, compared to the three months ended December 31, 2022, which, prior to the Cybersecurity Incident, were estimated to have increased by 4.1%, 5.5% and 3.3%, respectively, compared to the same period in 2022. While our operations were no longer materially disrupted as of September 30, 2024, we continued to experience delays in billing claims and obtaining reimbursements and payments through the first quarter of 2024, and will incur certain expenses related to the Cybersecurity
Incident, including expenses to defend claims brought by individuals and other expenses related to the Cybersecurity
Incident. On October 4, 2024, we executed a settlement agreement to resolve the consolidated class action litigation. On
October 9, 2024, the Court preliminarily approved the settlement and set the hearing for the Court’s final approval of the settlement for August 1, 2025. Settlement of the consolidated case on the agreed terms will require us to make cash settlement payments that will not have a material impact on our results of operations, financial position or liquidity.
Pure Health Equity Investment
On May 1, 2023, an affiliate of Pure Health Holding PJSC (“Pure Health”) purchased an equity interest representing 25.0%
of the total combined voting power of Ardent Health Partners, LLC from the unit holders at the time for approximately $500 million. In connection with Pure Health’s investment, unit holders were eligible to exercise tag-along rights to sell a proportionate share of their individual equity ownership interest in Ardent Health Partners, LLC and AHP Health Partners,
our direct subsidiary. Ventas, a common unit holder that beneficially owned a percentage of our outstanding membership interests and maintained a seat on our board of managers, making Ventas a related party, exercised its tag-along right to sell its proportionate share of interest in both Ardent Health Partners, LLC and AHP Health Partners. Ventas sold approximately
24% of its ownership interest in Ardent Health Partners, LLC for $24.2 million in total cash proceeds. Additionally, to fulfill
Ventas’ right to sell its proportionate share of noncontrolling ownership interest in AHP Health Partners, we exercised our right to repurchase those shares from Ventas for $26.0 million concurrent with Pure Health’s purchase of a minority interest in Ardent Health Partners, LLC. The carrying value of Ventas’ noncontrolling interest was adjusted proportionate to the shares repurchased to reflect the change in ownership of AHP Health Partners, with the difference between the fair value of the consideration paid and the amount by which noncontrolling interest was adjusted recognized in equity attributable to
Ardent Health Partners, LLC. As of September 30, 2024, following the consummation of the IPO and the underwriters'

exercise of their option to purchase additional shares, Pure Health and Ventas beneficially owned approximately 21.2% and
6.5%, respectively, of our outstanding common stock.
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
We contract with various third parties who provide hospital-based physicians. Third-party providers of hospital-based physicians, including those with whom we contract, have experienced significant disruption in the form of regulatory changes, including those stemming from enactment of the No Surprises Act, challenging labor market conditions resulting from a shortage of physicians and inflationary wage-related pressures, as well as increased competition through consolidation of physician groups. In some instances, providers of outsourced medical specialists have become insolvent and unable to fulfill their contracts with us for providing hospital-based physicians. The success of our hospitals depends in part on the adequacy of staffing, including through contracts with third parties. If we are unable to adequately contract with providers, or the providers with whom we contract become unable to fulfill their contracts, our admissions may decrease, and our operating performance, capacity and growth prospects may be adversely affected. Further, our efforts to mitigate the potential impact on our business from third-party providers who are unable to fulfill their contracts to provide hospital-based physicians, including through acquisitions of outsourced medical specialist businesses, employment of physicians and re-negotiation or assumption of existing contracts, may be unsuccessful. These developments with respect to providers of outsourced medical specialists, and our inability to effectively respond to and mitigate the potential impact of such developments, may disrupt our ability to provide healthcare services, which may adversely impact our business, financial condition and results of operations.
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

Geographic Data
The information below provides an overview of our operations in certain markets as of September 30, 2024.
Texas. We operated 13 acute care hospital facilities (including one managed hospital that is owned by The University of
Texas Health Science Center at Tyler, an affiliate of The University of Texas System) with 1,436 licensed beds that serve the areas of Tyler, Amarillo and Killeen, Texas. For the nine months ended September 30, 2024, we generated 36.4% of our total revenue in the Texas market.
Oklahoma. We operated eight acute care hospital facilities with 1,173 licensed beds that serve the area of Tulsa, Oklahoma.
For the nine months ended September 30, 2024, we generated 24.8% of our total revenue in the Oklahoma market.
New Mexico. We operated five acute care hospital facilities with 619 licensed beds that serve the areas of Albuquerque and
Roswell, New Mexico. For the nine months ended September 30, 2024, we generated 14.6% of our total revenue in the New
Mexico market.
New Jersey. We operated two acute care hospital facilities with 476 licensed beds that serve the areas of Montclair and
Westwood, New Jersey. For the nine months ended September 30, 2024, we generated 10.2% of our total revenue in the New
Jersey market.
Other Industry Trends
The demand for healthcare services continues to be impacted by the following trends:
•A growing focus on healthcare spending by consumers, employers and insurers, who are actively seeking lower-cost care solutions;
•A shift in patient volumes from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible;
•The growing aged population, which requires greater chronic disease management and higher-acuity treatment; and
•Ongoing consolidation of providers and insurers across the healthcare industry.
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
Total revenue for the three months ended September 30, 2024 increased $72.1 million, or 5.2%, compared to the same prior year period. The increase in total revenue for the three months ended September 30, 2024 consisted of an increase in adjusted admissions of 3.8% and an increase in net patient service revenue per adjusted admission of 0.9%. The increase in adjusted admissions was primarily driven by growth in admissions of 6.4% compared to the same prior year period.  Outpatient surgeries increased 0.2% compared to the same prior year period. Outpatient surgery growth was limited, in part, by ongoing service line optimization efforts that resulted in strategic reallocation of resources from high volume, low margin procedures, such as certain dental, otolaryngology and ophthalmology procedures, to alternate higher margin service lines. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix and improved service mix as a result of ongoing service line optimization efforts, partially offset by a decrease in supplemental funding as compared to the same prior year period.
Total revenue for the nine months ended September 30, 2024 increased $296.3 million, or 7.3%, compared to the same prior year period. The increase in total revenue for the nine months ended September 30, 2024 consisted of an increase in adjusted admissions of 3.5% and an increase in net patient service revenue per adjusted admission of 3.6%.  The increase in adjusted admissions reflected growth in admissions of 5.6%, partially offset by a decrease in outpatient surgeries of 1.7% compared to the same prior year period, driven, in part, by ongoing service line optimization efforts that resulted in strategic reallocation of resources from high volume, low margin procedures, such as certain dental, otolaryngology and ophthalmology procedures, to alternate higher margin service lines. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix, improved service mix as a result of ongoing service line optimization efforts, and an increase in supplemental funding as compared to the same prior year period.
A key competitive strength and a significant component of our growth strategy has been our well-established and differentiated JV model, which has resulted in partnerships with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation. During the three months ended September 30, 2024 and 2023, total revenue related to these JVs was $429.9 million and $394.8 million, respectively, which represented 29.7%
and 28.7%, respectively, of our total revenue for such periods. During the nine months ended September 30, 2024 and 2023, total revenue related to these entities was $1,281.0 million and $1,203.4 million, respectively, which represented 29.4% and
29.6%, respectively, of our total revenue for such periods.
The following table provides the sources of our total revenue by payor:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Medicare	38.7%	39.0%	39.3%	39.6%
Medicaid	10.2%	11.0%	10.6%	11.3%
Other managed care	43.3%	42.7%	43.0%	42.2%
Self-pay and other	5.5%	5.5%	5.2%	5.1%
Net patient service revenue	97.7%	98.2%	98.1%	98.2%
Other revenue	2.3%	1.8%	1.9%	1.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating Results Summary for the Three Months Ended September 30, 2024
The following table sets forth the consolidated results of our operations expressed in dollars and as a percentage of total revenue for the periods presented.

	Three Months Ended September 30,
(Unaudited, dollars in thousands)	2024		2023
	Amount	%	Amount	%
Total revenue	$1,449,817	100.0%	$1,377,727	100.0%
Expenses:
Salaries and benefits	635,223	43.8%	595,580	43.2%
Professional fees	274,223	18.9%	246,540	17.9%
Supplies	251,862	17.4%	249,548	18.1%
Rents and leases	26,410	1.8%	24,506	1.8%
Rents and leases, related party	37,249	2.6%	36,413	2.6%
Other operating expenses	117,700	8.2%	124,642	9.1%
Interest expense	14,629	1.0%	19,041	1.4%
Depreciation and amortization	36,771	2.5%	35,488	2.6%
Loss on extinguishment and modification of debt	1,490	0.1%	—	0.0%
Other non-operating gains	(2,807)	(0.2)%	—	0.0%
Total operating expenses	1,392,750	96.1%	1,331,758	96.7%
Income before income taxes	57,067	3.9%	45,969	3.3%
Income tax expense	11,062	0.7%	7,261	0.5%
Net income	46,005	3.2%	38,708	2.8%
Net income attributable to noncontrolling interests	19,683	1.4%	17,870	1.3%
Net income attributable to Ardent Health Partners, Inc.	$26,322	1.8%	$20,838	1.5%

Operating Results Summary for the Nine Months Ended September 30, 2024
The following table sets forth, for the periods indicated, the consolidated results of our operations expressed in dollars and as a percentage of total revenue for the periods presented.

	Nine Months Ended September 30,
(Unaudited, dollars in thousands)	2024		2023
	Amount	%	Amount	%
Total revenue	$4,359,783	100.0%	$4,063,449	100.0%
Expenses:
Salaries and benefits	1,880,790	43.1%	1,785,939	44.0%
Professional fees	810,820	18.6%	715,111	17.6%
Supplies	769,034	17.6%	743,713	18.3%
Rents and leases	76,251	1.7%	73,230	1.8%
Rents and leases, related party	111,413	2.6%	108,914	2.7%
Other operating expenses	354,851	8.2%	342,026	8.3%
Government stimulus income	—	0.0%	(8,463)	(0.2)%
Interest expense	52,050	1.2%	55,854	1.4%
Depreciation and amortization	108,434	2.5%	104,860	2.6%
Loss on extinguishment and modification of debt	3,388	0.1%	—	0.0%
Other non-operating gains	(3,062)	(0.1)%	(522)	0.0%
Total operating expenses	4,163,969	95.5%	3,920,662	96.5%
Income before income taxes	195,814	4.5%	142,787	3.5%
Income tax expense	36,997	0.9%	24,591	0.6%
Net income	158,817	3.6%	118,196	2.9%
Net income attributable to noncontrolling interests	62,678	1.4%	60,139	1.5%
Net income attributable to Ardent Health Partners, Inc.	$96,139	2.2%	$58,057	1.4%

The following table provides information on certain drivers of our total revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	% Change	2023	2024	% Change	2023
Operating Statistics
Total revenue (in thousands)	$1,449,817	5.2%	$1,377,727	$4,359,783	7.3%	$4,063,449
Hospitals operated (at period end) (1)	30	(3.2)%	31	30	(3.2)%	31
Licensed beds (at period end) (2)	4,287	(0.8)%	4,323	4,287	(0.8)%	4,323
Utilization of licensed beds (3)	46%	4.5%	44%	46%	2.2%	45%
Admissions (4)	39,568	6.4%	37,191	116,995	5.6%	110,754
Adjusted admissions (5)	86,833	3.8%	83,643	254,909	3.5%	246,298
Inpatient surgeries (6)	8,871	0.5%	8,826	26,829	0.3%	26,751
Outpatient surgeries (7)	23,220	0.2%	23,164	69,201	(1.7)%	70,417
Emergency room visits (8)	161,343	2.6%	157,182	475,212	3.7%	458,160
Patient days (9)	182,023	4.8%	173,687	540,196	2.6%	526,634
Total encounters (10)	1,482,655	7.5%	1,378,599	4,304,097	4.7%	4,109,144
Average length of stay (11)	4.60	(1.5)%	4.67	4.62	(2.7)%	4.75
Net patient service revenue per adjusted admission (12)	$16,312	0.9%	$16,174	$16,784	3.6%	$16,206
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
On April 30, 2024, we closed UT Health East Texas Specialty Hospital, a long-term acute care hospital (the “LTAC Hospital”) in Tyler, Texas. The LTAC
Hospital's inventory and fixed assets were transferred or repurposed to be used by our other hospitals. The LTAC Hospital had 36 licensed patient beds and accounted for approximately $0.0 million and $2.2 million of total revenue and a pre-tax loss of $0.2 million and $0.5 million for the three months ended
September 30, 2024 and 2023, respectively, and approximately $2.4 million and $8.0 million of total revenue and a pre-tax loss of $0.8 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Adjusted Admissions  =  Admissions  x  (Gross Inpatient Revenue + Gross Outpatient Revenue)
Gross Inpatient Revenue
(6)“Inpatient surgeries.” This metric represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management, c-
sections, and certain diagnostic procedures are excluded from inpatient surgeries.
(7)“Outpatient surgeries.” This metric represents the number of surgeries performed on patients who have not been admitted to our hospitals. Pain management, c-
sections, and certain diagnostic procedures are excluded from outpatient surgeries.
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

Overview of the Three Months Ended September 30, 2024
Total revenue for the three months ended September 30, 2024 increased $72.1 million, or 5.2%, compared to the same prior year period. The increase in total revenue for the three months ended September 30, 2024 consisted of an increase in adjusted admissions of 3.8% and an increase in net patient service revenue per adjusted admission of 0.9%. The increase in adjusted admissions was primarily driven by growth in admissions of 6.4% compared to the same prior year period.  Outpatient surgeries increased 0.2% compared to the same prior year period.  Outpatient surgery growth was limited, in part, by ongoing service line optimization efforts that resulted in strategic reallocation of resources from high volume, low margin procedures, such as certain dental, otolaryngology and ophthalmology procedures, to alternate higher margin service lines. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix and improved service mix as a result of ongoing service line optimization efforts, partially offset by a decrease in supplemental funding as compared to the same prior year period.
Total operating expenses increased $61.0 million for the three months ended September 30, 2024 compared to the same prior year period due to higher patient volumes but decreased 0.6% as a percentage of total revenue. The decrease in total operating expenses, as a percentage of total revenue, was driven by decreases in other operating expenses and supplies, as percentages of total revenue, compared to the same prior year period. The decrease in other operating expenses, as a percentage of total revenue, was primarily attributable to reduced provider assessments associated with various governmental supplemental revenue programs during the three months ended September 30, 2024 compared to the same prior year period. The decrease in supplies expense, as a percentage of net revenue, was driven by ongoing service line optimization efforts. The decrease in total operating expense, as a percentage of total revenue, was partially offset by an increase in professional fees, as a percentage of total revenue, due to higher costs for hospital-based providers as well as increased costs for revenue cycle management services due to increased cash collections during the three months ended September 30, 2024, compared to the same prior year period.
Overview of the Nine Months Ended September 30, 2024
Total revenue for the nine months ended September 30, 2024 increased $296.3 million, or 7.3%, compared to the same prior year period. The increase in total revenue for the nine months ended September 30, 2024 consisted of an increase in adjusted admissions of 3.5% and an increase in net patient service revenue per adjusted admission of 3.6%.  The increase in adjusted admissions reflected growth in admissions of 5.6% compared to the same prior year period, partially offset by a decrease in outpatient surgeries of 1.7% compared to the same prior year period, driven, in part, by ongoing service line optimization efforts that resulted in strategic reallocation of resources from high volume, low margin procedures, such as certain dental, otolaryngology and ophthalmology procedures, to alternate higher margin service lines. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix, improved service mix as a result of ongoing service line optimization efforts, and an increase in supplemental funding as compared to the same prior year period.
Total operating expenses increased $243.3 million for the nine months ended September 30, 2024 compared to the same prior year period due to higher patient volumes but decreased 1.0% as a percentage of total revenue. The decrease in total operating expenses, as a percentage of total revenue, was driven by decreases in salaries and benefits and supplies, as percentages of total revenue, compared to the same prior year period. The decrease in salaries and benefits, as a percentage of total revenue, was primarily due to a decrease in contract labor expense of $26.0 million during the nine months ended September 30, 2024 compared to the same prior year period.  The decrease in supplies expense, as a percentage of total revenue, was driven by ongoing service line optimization efforts during the nine months ended September 30, 2024 compared to the same prior year period. The decrease in total operating expense, as a percentage of total revenue, was partially offset by an increase in professional fees, as a percentage of total revenue, driven by higher costs for hospital-based providers and an increase in costs for revenue cycle management services due to increased cash collections during the nine months ended September 30, 2024, compared to the same prior year period.
Comparison of the Three Months Ended September 30, 2024 and 2023
Total revenue — Total revenue for the three months ended September 30, 2024 increased $72.1 million, or 5.2%, compared to the same prior year period. The increase in total revenue for the three months ended September 30, 2024 consisted of an increase in adjusted admissions of 3.8% and an increase in net patient service revenue per adjusted admission of 0.9%. The increase in adjusted admissions was primarily driven by growth in admissions of 6.4% compared to the same prior year period.  Outpatient surgeries increased 0.2% compared to the same prior year period.  Outpatient surgery growth was limited, in part, by ongoing service line optimization efforts that resulted in strategic reallocation of resources from high volume, low margin procedures, such as certain dental, otolaryngology and ophthalmology procedures, to alternate higher margin service lines. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix and improved service mix as a result of ongoing service line optimization efforts, partially offset by a decrease in supplemental funding as compared to the same prior year period.
Salaries and benefits — Salaries and benefits, as a percentage of total revenue, were 43.8% for the three months ended
September 30, 2024 compared to 43.2% for the same prior year period. The increase in salaries and benefits, as a percentage of total revenue, was driven by an increase in equity-based compensation of $8.0 million.
Professional fees — Professional fees, as a percentage of total revenue, were 18.9% for the three months ended September
30, 2024 compared to 17.9% for the same prior year period.  The increase in professional fees, as a percentage of total revenue, reflected higher costs for hospital-based providers as well as increased expenses for revenue cycle management services due to increased cash collections during the three months ended September 30, 2024.
Supplies — Supplies, as a percentage of total revenue, were 17.4% for the three months ended September 30, 2024 compared to 18.1% for the same prior year period.  The decrease in supplies, as a percentage of total revenue, was attributable to ongoing service line optimization efforts and execution on various supply chain cost reduction initiatives, including improved inventory management, standardized surgical supply procurement and strategic sourcing.
Rents and leases — Rents and leases were $26.4 million and $24.5 million for the three months ended September 30, 2024 and 2023, respectively.
Rents and leases, related party — Rents and leases, related party, consists of lease expense related to the Master Lease with
Ventas ("Ventas Master Lease"), under which we lease 10 of our facilities, and other lease agreements with Ventas for certain medical office buildings. Rents and leases, related party were $37.2 million and $36.4 million for the three months ended
September 30, 2024 and 2023, respectively.
Other operating expenses — Other operating expenses, as a percentage of total revenue, were 8.2% for the three months ended September 30, 2024 compared to 9.1% for the same prior year period.  Other operating expenses are comprised primarily of repairs and maintenance, utility, insurance (including professional liability insurance) and provider assessments.
The change in other operating expenses, as a percentage of total revenue, was primarily driven by a decrease in provider assessments associated with various governmental supplemental revenue programs during the three months ended September
30, 2024, compared to the same prior year period.
Interest expense — Interest expense was $14.6 million and $19.0 million for the three months ended September 30, 2024 and
2023, respectively.
Loss on extinguishment and modification of debt — On September 18, 2024, we executed an amendment to our Term Loan B
Credit Agreement. In connection with this transaction, we incurred a loss on the debt extinguishment of $0.3 million related to the write-off of existing deferred financing costs and original issue discounts and transaction costs of $1.2 million related to the modification of debt during the three months ended September 30, 2024.
Other non-operating gains — Other non-operating gains were $2.8 million and $0.0 million for the three months ended
September 30, 2024 and 2023, respectively. The increase in other non-operating gains was primarily due to the recognition of insurance recovery proceeds of $2.9 million during the three months ended September 30, 2024 related to the Cybersecurity
Incident.
Income tax expense — We recorded income tax expense of $11.1 million, which equates to an effective tax rate of 19.4%, for the three months ended September 30, 2024 compared to income tax expense of $7.3 million, which equates to an effective tax rate of 15.8%, for the same prior year period. The increase in income tax expense was primarily driven by an increase in income before income taxes attributable to Ardent Health Partners, Inc., which resulted in an increase in taxes at the federal statutory rate during the three months ended September 30, 2024 compared to the same prior year period.  Additionally, the effective tax rate was further impacted by permanent differences resulting from the disallowance of certain equity-based compensation incurred during the during the three months ended September 30, 2024.

Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests of $19.7 million for the three months ended September 30, 2024 compared to $17.9 million for the same prior year period consisted primarily of
$19.7 million and $17.0 million of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated though limited liability companies and consolidated by us for the three months ended September
30, 2024 and 2023, respectively. Income from operations before income taxes related to these limited liability companies was
$68.6 million and $60.3 million for the three months ended September 30, 2024 and 2023, respectively. The remaining portion of net income attributable to noncontrolling interests for the three months ended September 30, 2023 consisted of net income attributable to ALH Holdings, LLC’s (a subsidiary of Ventas, a related party) minority interest in AHP Health
Partners, our direct subsidiary.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Total revenue — Total revenue for the nine months ended September 30, 2024 increased $296.3 million, or 7.3%, compared to the same prior year period. The increase in total revenue for the nine months ended September 30, 2024 consisted of an increase in adjusted admissions of 3.5% and an increase in net patient service revenue per adjusted admission of 3.6%. The increase in adjusted admissions reflected growth in admissions of 5.6% compared to the same prior year period. The growth in admissions was partially offset by a decrease in outpatient surgeries of 1.7% compared to the same prior year period driven, in part, by ongoing service line optimization efforts that resulted in strategic reallocation of resources from high volume, low margin procedures, such as certain dental, otolaryngology and ophthalmology procedures, to alternate higher margin service lines. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix, improved service mix as a result of ongoing service line optimization efforts, and an increase in supplemental funding as compared to the same prior year period.
Salaries and benefits — Salaries and benefits, as a percentage of total revenue, were 43.1% for the nine months ended
September 30, 2024 compared to 44.0% for the same prior year period.  The decrease in salaries and benefits, as a percentage of total revenue, was primarily attributable to a decrease in contract labor expense of $26.0 million due to a combination of reduced contract labor rates and lower utilization, driven by ongoing recruiting and retention initiatives. Total contract labor expenses, as a percentage of total salaries and benefits, were 4.2% and 5.9% for the nine months ended September 30, 2024 and 2023, respectively.
Professional fees — Professional fees, as a percentage of total revenue, were 18.6% for the nine months ended September 30,
2024 compared to 17.6% for the same prior year period. The increase in professional fees, as a percentage of total revenue, reflected higher costs for hospital-based providers as well as increased expenses for revenue cycle management services due to increased cash collections during the nine months ended September 30, 2024.
Supplies — Supplies, as a percentage of total revenue, were 17.6% for the nine months ended September 30, 2024 compared to 18.3% for the same prior year period. The decrease in supplies expense, as a percentage of total revenue, was attributable to ongoing service line optimization efforts and execution on various supply chain cost reduction initiatives, including improved inventory management, standardized surgical supply procurement and strategic sourcing.
Rents and leases — Rents and leases were $76.3 million and $73.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Rents and leases, related party — Rents and leases, related party, consists lease expense related to the Ventas Master Lease, under which we lease 10 of our hospitals, and other lease agreements with Ventas for certain medical office buildings. Rents and leases, related party were $111.4 million and $108.9 million for the nine months ended September 30, 2024 and 2023, respectively.
Other operating expenses — Other operating expenses, as a percentage of total revenue, were 8.2% for the nine months ended
September 30, 2024 compared to 8.3% for the same prior year period.
Government stimulus income — Government stimulus income was $0.0 million and $8.5 million for the nine months ended
September 30, 2024 and 2023, respectively.
Interest expense — Interest expense was $52.1 million and $55.9 million for the nine months ended September 30, 2024 and
2023, respectively.

Loss on extinguishment and modification of debt — On June 26, 2024, we executed an amendment to our ABL Credit
Agreement and prepaid $100.0 million of the outstanding principal on our Term Loan B Facility. Additionally, on September
18, 2024, we executed an amendment to our Term Loan B Credit Agreement. In connection with these transactions, we incurred a loss on the debt extinguishment of $1.8 million related to the write-off of existing deferred financing costs and original issue discounts and transaction costs of $1.2 million related to the modification of debt during the nine months ended
September 30, 2024.
Other non-operating gains — Other non-operating gains were $3.1 million and $0.5 million for the nine months ended
September 30, 2024 and 2023, respectively. The increase in other non-operating gains was primarily due to the recognition of a gain on insurance recovery proceeds of $2.9 million during the nine months ended September 30, 2024 related to the
Cybersecurity Incident.
Income tax expense — We recorded income tax expense of $37.0 million, which equates to an effective tax rate of 18.9%, for the nine months ended September 30, 2024 compared to income tax expense of $24.6 million, which equates to an effective tax rate of 17.2%, for the same prior year period. The increase in income tax expense was primarily driven by an increase in income before income taxes attributable to Ardent Health Partners, Inc., which resulted in an increase in taxes at the federal statutory rate during the nine months ended September 30, 2024 compared to the same prior year period. Additionally, the effective tax rate was further impacted by permanent differences resulting from the disallowance of certain equity-based compensation incurred during the nine months ended September 30, 2024
Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests of $62.7 million for the nine months ended September 30, 2024 compared to $60.1 million for the same prior year period consisted primarily of
$59.8 million and $57.5 million of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated though limited liability companies and consolidated by us for the nine months ended September
30, 2024 and 2023, respectively. Income from operations before income taxes related to these limited liability companies was
$207.0 million and $198.4 million for the nine months ended September 30, 2024 and 2023, respectively. The remaining portion of net income attributable to noncontrolling interests consists of net income attributable to ALH Holdings, LLC’s (a subsidiary of Ventas, a related party) minority interest in AHP Health Partners, our direct subsidiary, prior to the ALH
Contribution in July 2024.

Supplemental Non-GAAP Information
We have included certain financial measures that have not been prepared in a manner that complies with U.S. generally accepted accounting principles (“GAAP”), including Adjusted EBITDA and Adjusted EBITDAR. We define these terms as follows:
Performance Measure
•“Adjusted EBITDA” is defined as net income plus (i) provision for income taxes, (ii) interest expense and (iii)
depreciation and amortization expense (or EBITDA), as adjusted to deduct noncontrolling interest earnings, and excludes the effects of losses on the extinguishment and modification of debt; other non-operating losses (gains);
Cybersecurity Incident recoveries, net of incremental information technology and litigation costs; restructuring, exit and acquisition-related costs; expenses incurred in connection with the implementation of Epic Systems (“Epic”), our integrated health information technology system, equity-based compensation expense, and loss (income) from disposed operations. See “Supplemental Non-GAAP  Performance Measure.”
Valuation Measure
•“Adjusted EBITDAR” is defined as Adjusted EBITDA further adjusted to add back rent expense payable to real estate investment trusts ("REITs"), which consists of rent expense pursuant to the Ventas Master Lease, lease agreements associated with the MOB Transactions (as defined below) and a lease arrangement with Medical
Properties Trust, Inc. ("MPT") for Hackensack Meridian Mountainside Medical Center. See “Supplemental Non-
GAAP Valuation Measure.”
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$46,005	$38,708	$158,817	$118,196
Adjusted EBITDA Addbacks:
Income tax expense	11,062	7,261	36,997	24,591
Interest expense, net	14,629	19,041	52,050	55,854
Depreciation and amortization	36,771	35,488	108,434	104,860
Noncontrolling interest earnings	(19,683)	(17,870)	(62,678)	(60,139)
Loss on extinguishment and modification of debt	1,490	—	3,388	—
Other non-operating losses (gains) (a)	47	—	(208)	(522)
Cybersecurity Incident recoveries, net (b)	(4,976)	—	(4,976)	—
Restructuring, exit and acquisition-related costs (c)	3,796	1,511	11,694	11,473
Epic expenses (d)	485	437	1,500	1,415
Equity-based compensation	8,135	181	8,873	723
Loss (income) from disposed operations	3	3	1,989	(65)
Adjusted EBITDA	$97,764	$84,760	$315,880	$256,386
(a)Other non-operating losses (gains) include gains and losses realized on certain non-recurring events or events that are non-operational in nature, including gains realized on certain asset divestitures.
(b)Cybersecurity Incident recoveries, net represents insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs.
(c)Restructuring, exit and acquisition-related costs represent (i) enterprise restructuring costs, including severance costs related to work force reductions of $3.2 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and
$10.1 million and $10.6 million for the nine months ended September 30, 2024 and 2023, respectively, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.2 million and $0.1 million for the three months ended September 30,
2024 and 2023, respectively, and $0.6 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively, and (iii) third-party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions of $0.4 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $1.0 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.
(d)Epic expenses consist of various costs incurred in connection with the implementation of Epic, our health information technology system. These costs included professional fees of $0.5 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $1.5 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.  Epic expenses do not include the ongoing costs of the Epic system.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are available cash and cash equivalents, cash flows from our operations and available borrowings under our ABL Facilities (as defined below). Our primary cash requirements are our operating expenses, the service of our debt, capital expenditures on our existing properties, acquisitions of hospitals and other healthcare facilities, and distributions to noncontrolling interests. We believe the combination of cash flow from operations and available cash and borrowings will be adequate to meet our short-term liquidity needs. Our ability to make scheduled payments of principal, pay interest on, or refinance, our indebtedness, pay distributions or fund planned capital expenditures will depend on our ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
At September 30, 2024, we had total cash and cash equivalents of $563.1 million and available liquidity of $851.2 million.
Our available liquidity was comprised of $563.1 million of total cash and cash equivalents plus $288.1 million in available capacity under the ABL Credit Agreement, which is reduced by outstanding borrowings and outstanding letters of credit. In
June 2024, we amended the ABL Credit Agreement to increase commitments available thereunder by $100.0 million and extended its maturity date to June 26, 2029.  See "Senior Secured Credit Facilities" for additional information.  At September
30, 2024, our net leverage ratio, as calculated under our ABL Credit Agreement and Term Loan B Credit Agreement, was
1.6x, and our lease-adjusted net leverage ratio was 3.5x. Our lease adjusted net leverage is calculated as net debt as of
September 30, 2024, plus 8.0x trailing twelve month REIT rent expense as of the end of the third quarter of 2024, divided by the trailing twelve month Adjusted EBITDAR as of September 30, 2024.
During the nine months ended September 30, 2024 and 2023, we received and recognized $0.0 million and $8.5 million, respectively, of cash distributions from the Public Health and Social Services Emergency Fund (“Provider Relief Fund”), a
provision of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and other state and local programs.
For additional information regarding distributions from the Provider Relief Fund and the CARES Act, refer to Note 2 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024.
Cash Flows
The following table summarizes certain elements of the statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$195,457	$154,199
Net cash used in investing activities	(115,016)	(81,277)
Net cash provided by (used in) financing activities	45,124	(84,370)
Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2024 totaled $195.5 million compared to $154.2 million for the same prior year period. The increase in operating cash flows during the nine months ended
September 30, 2024 was primarily attributable to an increase in net income of $40.6 million.
Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2024 totaled $115.0 million compared to
$81.3 million for the same prior year period.  Capital expenditures for non-acquisitions were $106.2 million and $80.0 million for the nine months ended September 30, 2024 and 2023, respectively.
Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2024 totaled $45.1 million compared to cash flows used in financing activities of $84.4 million for the same prior year period.  Cash flows provided by financing activities for the nine months ended September 30, 2024 included IPO proceeds, net of underwriting discounts and commissions, of $208.7 million, proceeds from insurance financing arrangements of $10.8 million, and proceeds from long-
term debt of $3.6 million.  Cash flows provided by financing activities were partially offset by payments of principal on long-
term debt of $106.3 million, which included a prepayment of $100.0 million on the $877.5 million outstanding borrowings under our Term Loan B Facility, and payments of principal on insurance financing arrangements of $7.4 million. Cash flows provided by financing activities for the nine months ended September 30, 2024 were partially offset by distributions paid to noncontrolling interests of $53.1 million.
Cash flows used in financing activities for the nine months ended September 30, 2023 totaled $84.4 million and included distributions paid to noncontrolling interests of $50.7 million, redemption of equity attributable to non-controlling interest of
$26.0 million, payments of principal on long-term debt of $10.5 million, and payments of principal on insurance financing arrangements of $15.9 million, which were partially offset by proceeds from insurance financing arrangements of $24.7 million.
Capital Expenditures
We make significant, targeted investments to maintain and modernize our facilities, introduce new technologies, and expand our service offerings. We expect to finance future capital expenditures with internally generated and borrowed funds. Capital expenditures for property and equipment were $106.2 million and $80.0 million for the nine months ended September 30,
2024 and 2023, respectively.
Ventas Master Lease
Effective August 4, 2015, we sold the real property for ten of our hospitals to Ventas, which is a related party as, prior to our
IPO, it was a common unit holder of Ardent Health Partners, LLC and owned shares of common stock of AHP Health
Partners and had a representative serving on our board of managers. Concurrent with this transaction, we entered into a 20-
year master lease agreement that expires in August 2035 (with a renewal option for an additional ten years) to lease back the real estate. We lease ten of our hospitals pursuant to the Ventas Master Lease. As of September 30, 2024, following the consummation of the IPO and the underwriters’ exercise of their option to purchase additional shares, Ventas beneficially owned approximately 6.5% of our outstanding common stock.
The Ventas Master Lease includes a number of significant operating and financial restrictions, including requirements that we maintain a minimum portfolio coverage ratio of 2.2x and a guarantor fixed charge coverage ratio of 1.2x and do not exceed a guarantor net leverage ratio of 6.75x. In addition, the Relative Rights Agreement entered into by and among Ventas, the
5.75% Senior Notes trustee and the administrative agents under our Senior Secured Credit Facilities (as defined below) in connection with the series of debt transactions completed during the year ended 2021 to refinance our then-existing debt, among other things, (i) sets forth the relative rights of Ventas and the administrative agents with respect to the properties and collateral related to the Ventas Master Lease and securing our Senior Secured Credit Facilities, (ii) caps the amount of indebtedness incurred or guaranteed by our subsidiaries that are tenants under the Ventas Master Lease ("Tenants") (together with such Tenants’ guarantees of the notes and the Senior Secured Credit Facilities and all other indebtedness incurred or guaranteed by such Tenants) at $375.0 million and (iii) imposes certain incurrence tests on the incurrence of additional indebtedness by such Tenants and by us.
We recorded rent expense of $37.2 million and $36.4 million for the three months ended September 30, 2024 and 2023, respectively, and $111.4 million and $108.9 million for the nine months ended September 30, 2024 and 2023, respectively, related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings.
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
Effective August 24, 2021, we entered into the Term Loan B Facility. The credit agreement governing the Term Loan B
Facility provided funding up to a principal amount of $900.0 million. The Term Loan B Facility has a seven year maturity with principal due in quarterly installments of 0.25% of the initial $900.0 million principal amount (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon maturity of the Term Loan B Facility. Effective June 8, 2023, we amended the Term Loan B Credit Agreement to replace LIBOR with
Term SOFR (each as defined in the amended Term Loan B Credit Agreement) as the reference interest rate and establish further successor rates. On June 26, 2024, we prepaid $100.0 million of the $877.5 million outstanding borrowings under the
Term Loan B Facility using cash on hand. Additionally, on September 18, 2024, we executed an amendment to reprice our
Term Loan B Credit Agreement. The repricing reduced the applicable interest rate by 50 basis points from Term SOFR plus
3.25% to Term SOFR plus 2.75% and eliminated the credit spread adjustment. No modifications were made to the maturity of the loans as a result of the repricing and all other terms were substantially unchanged.
We refer to the ABL Facilities and the Term Loan B Facility collectively herein as the “Senior Secured Credit Facilities.”
Subject to certain exceptions, the ABL Facilities are secured by first priority liens over substantially all of our and each guarantor’s accounts and other receivables, chattel paper, deposit accounts and securities accounts, general intangibles, instruments, investment property, commercial tort claims and letters of credit relating to the foregoing, along with books, records and documents, and proceeds thereof (the “ABL Priority Collateral”), and a second priority lien over substantially all of our and each guarantor’s other assets (including all of the capital stock of the domestic guarantors and first priority mortgage liens on any fee-owned real property valued in excess of $5,000,000) (the “Term Priority Collateral”). The obligations of the UT Health East Texas ABL Facility are not secured by the assets of the subsidiaries that are also Tenants and certain other subsidiaries related to the Tenants. The obligations under the Term Loan B Facility and the ABL Facilities in excess of the maximum aggregate dollar cap amount permitted to be guaranteed by the Tenants are not secured by the assets of the Tenants.
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
At the election of the borrowers under the applicable ABL Facility loan, the interest rate per annum applicable to loans under the ABL Facilities is based on a fluctuating rate of interest determined by reference to either (i) the base rate plus an applicable margin or (ii) Term SOFR (not to be lower than 0.00% per annum) for the interest period selected, plus an applicable margin. The applicable margin is determined based on the percentage of the average daily availability of the applicable ABL Facility. For the non-UT Health East Texas ABL Facility loan, the applicable margin ranges from 0.5% to
1.0% for base rate borrowings and 1.5% to 2.0% for Term SOFR borrowings. The applicable margin for the UT Health East
Texas ABL Facility loan ranges from 1.5% to 2.0% for base rate borrowings and 2.5% to 3.0% for Term SOFR borrowings.
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
5.750% Senior Notes due 2029
AHP Health Partners, our direct wholly-owned subsidiary, issued the 5.75% Senior Notes in an exempt offering pursuant to
Rule 144A and Regulation S under the Securities Act that was completed on July 8, 2021. The terms of the 5.75% Senior
Notes are governed by an indenture, dated as of July 8, 2021 (the “Indenture”), among AHP Health Partners, us and certain of
AHP Health Partners' wholly-owned domestic subsidiaries, as guarantors, and U.S. Bank Trust Company, National
Association, as trustee. The Indenture provides that the 5.75% Senior Notes are general senior unsecured obligations of AHP
Health Partners, which are unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries of AHP
Health Partners.
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
In addition, prior to July 15, 2024, AHP Health Partners could have redeemed on one or more occasions up to 40% of the original aggregate principal amount of the 5.75% Senior Notes with the net proceeds of one or more equity offerings, as described in the Indenture, at a redemption price equal to 105.750% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 50% of the aggregate original principal amount of the 5.75%
Senior Notes issued under the Indenture remained outstanding after each such redemption and the redemption occurred within 180 days after the closing of such equity offering.

Contractual Obligations and Contingencies
The following table provides a summary of our commitments and contractual obligations for debt, minimum lease payment obligations under non-cancelable leases and other obligations as of September 30, 2024 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt obligations, with interest	$1,464,532	$25,332	$179,197	$933,820	$326,183
Deferred financing obligations, with interest	15,449	2,601	11,456	1,392	—
Operating leases	3,014,528	49,452	384,184	361,894	2,218,998
Estimated self-insurance liabilities	185,073	40,976	39,439	61,618	43,040
Total	$4,679,582	$118,361	$614,276	$1,358,724	$2,588,221
Outstanding letters of credit are required principally by certain insurers and states to collateralize our workers' compensation programs and self-insured retentions associated with our professional and general liability insurance programs. As of
September 30, 2024, we maintained outstanding letters of credit of approximately $40.1 million, which included interest of
$3.2 million.
Supplemental Non-GAAP Valuation Measure
Adjusted EBITDAR is a commonly used non-GAAP valuation measure used by our management, research analysts, investors and other interested parties to evaluate and compare the enterprise value of different companies in our industry.
Adjusted EBITDAR excludes: (1) certain material noncash items and unusual or non-recurring items that we do not expect to continue in the future; (2) certain other adjustments that do not impact our enterprise value; and (3) rent expense payable to our REITs. We operate 30 acute care hospitals, 12 of which we lease from two REITs, Ventas and MPT, pursuant to long-
term lease agreements. Additionally, during 2022, we completed the sale of 18 medical office buildings to Ventas in exchange for $204.0 million and concurrently entered into agreements to lease the real estate back from Ventas over a 12-
year initial term with eight options to renew for additional five-year terms (the "MOB Transactions"). Our management views the long-term lease agreements with Ventas and MPT, as well as the MOB Transactions, as more like financing arrangements than true operating leases, with the rent payable to such REITs being similar to interest expense. As a result, our capital structure is different than many of our competitors, especially those whose real estate portfolio is predominately owned and not leased. Excluding the rent payable to such REITs allows investors to compare our enterprise value to those of other healthcare companies without regard to differences in capital structures, leasing arrangements and geographic markets, which can vary significantly among companies. Our management also uses Adjusted EBITDAR as one measure in determining the value of prospective acquisitions or divestitures. Finally, financial covenants in certain of our lease agreements, including the
Ventas Master Lease, use Adjusted EBITDAR as a measure of compliance.  Adjusted EBITDAR does not reflect our cash requirements for leasing commitments. As such, our presentation of Adjusted EBITDAR should not be construed as a performance or liquidity measure.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2024	2024
Net income	$46,005	$158,817
Adjusted EBITDAR Addbacks:
Income tax expense	11,062	36,997
Interest expense, net	14,629	52,050
Depreciation and amortization	36,771	108,434
Noncontrolling interest earnings	(19,683)	(62,678)
Loss on extinguishment and modification of debt	1,490	3,388
Other non-operating losses (gains) (a)	47	(208)
Cybersecurity Incident recoveries, net (b)	(4,976)	(4,976)
Restructuring, exit and acquisition-related costs (c)	3,796	11,694
Epic expenses (d)	485	1,500
Equity-based compensation	8,135	8,873
Loss from disposed operations	3	1,989
Rent expense payable to REITs (e)	40,056	119,826
Adjusted EBITDAR	$137,820	$435,706
(a)Other non-operating losses (gains) include gains and losses realized on certain non-recurring events or events that are non-operational in nature, including gains realized on certain asset divestitures.
(b)Cybersecurity Incident recoveries, net represents insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs.
(c)Restructuring, exit and acquisition-related costs represent (i) enterprise restructuring costs, including severance costs related to work force reductions of $3.2 million and $10.1 million for the three and nine months ended September 30, 2024, respectively, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, and (iii) third-party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions of $0.4 million and $1.0 million for the three and nine months ended September 30, 2024, respectively.
(d)Epic expenses consist of various costs incurred in connection with the implementation of Epic, our health information technology system. These costs included professional fees of $0.5 million and $1.5 million for the three and nine months ended September 30, 2024, respectively.  Epic expenses do not include the ongoing costs of the Epic system.
(e)Rent expense payable to REITs consists of rent expense of $37.2 million and $111.4 million related to the Ventas Master Lease and lease agreements associated with the MOB Transactions with Ventas for the three and nine months ended September 30, 2024, respectively, and rent expense of  $2.8 million and $8.4 million related to a lease arrangement with MPT for the lease of Hackensack Meridian
Mountainside Medical Center for the three and nine months ended September 30, 2024, respectively.
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
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting
Policies and Estimates and our audited consolidated financial statements and notes thereto as of and for the year ended
December 31, 2023 included in our Final Prospectus for a complete and comprehensive discussion of the accounting policies and related estimates we believe are most critical to understanding our consolidated financial statements, financial condition and results of operations and that require complex management judgment and assumptions or involve uncertainties. These critical accounting estimates include revenue recognition, risk management and self-insured liabilities, income taxes, and unit-based compensation. There have been no changes to our critical accounting policies or their application since the date of our Final Prospectus.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At September 30, 2024, the following components of our Senior Secured Credit Facilities bore interest at variable rates at specified margins above either the agent bank’s alternate base rate or Term SOFR: (i) a $900.0 million, seven-year term loan; and (ii) a $325.0 million, five-year asset-based revolving credit facility. As of September 30, 2024, we had outstanding variable rate debt of $774.0 million.
At September 30, 2024, we had interest rate swap agreements with notional amounts totaling $521.1 million, expiring June
30, 2026. Under these swap agreements, we are required to make monthly fixed rate payments at annual rates ranging from
1.47% to 1.48% and the counterparties are obligated to make monthly floating rate payments to us based on one-month Term
SOFR, each subject to a floor of 0.39%.
Although changes in the alternate base rate or Term SOFR would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our variable rate debt on our consolidated financial position, results of operations or cash flows would not be material. Based on the outstanding borrowings and impact of the interest rate swaps in place at September 30, 2024, a one percent change in the interest rate would result in a $2.5 million increase or decrease in our annual interest expense.
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
ITEM 4.  CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The information set forth in the “Litigation and Regulatory Matters” section of Note 9 “Commitments and Contingencies” in the notes to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report is incorporated by reference herein.
ITEM 1A.  RISK FACTORS
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in the section entitled “Risk factors” included in the Final
Prospectus.
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
There has been no material change in the planned use of proceeds from the IPO from those described in the Final Prospectus, dated July 17, 2024, filed with the SEC on July 18, 2024, pursuant to Rule 424(b) of the Securities Act. J.P. Morgan
Securities LLC, BofA Securities, Inc. and Morgan Stanley & Co. LLC acted as joint book-running managers for the IPO. For additional details on the IPO, refer to Note 1 “Description of the Business and Basis of Presentation—Initial Public Offering
and Corporate Conversion” in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
During the three months ended September 30, 2024, none of our directors or executive officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item
408(a) of Regulation S-K.
ITEM 6.  EXHIBITS

Exhibit Number	Description

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2024)
3.1	Certificate of Incorporation of Ardent Health Partners, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed on July 17, 2024)
3.2	Bylaws of Ardent Health Partners, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-8 filed on July 17, 2024)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-1/A filed on July 8, 2024)
10.1†	Form of Indemnification Agreement between the registrant and its directors and certain officers (incorporated by reference to Exhibit 10.36 to the Registrant’s Form S-1/A filed on July 8, 2024)
10.2†	Ardent Health Partners, Inc. 2024 Omnibus Incentive Award Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Form S-1/A filed on July 8, 2024)
10.3†
Form of Restricted Stock Award Agreement (Replacement Unvested C-1 Units) under the 2024 Omnibus Incentive Award
Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed on August 14,
2024)

10.4†
Form of Restricted Stock Award Agreement (Replacement Unvested C-2 Units) under the 2024 Omnibus Incentive Award
Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed on August 14,
2024)

10.5†
Form of Restricted Stock Unit Award Agreement (Employees) under the 2024 Omnibus Incentive Award Plan
(incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2024)

10.6†
Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the 2024 Omnibus Incentive Award
Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed on August 14,
2024)

10.7†#
Form of Performance Based Restricted Stock Unit Award Agreement under the 2024 Omnibus Incentive Award Plan
(incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2024)

10.8	Stock Ownership Guidelines (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10- Q filed on August 14, 2024)
10.9†	Executive Severance Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2024)
10.10†	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.40 to the Registrant’s Form S-1/ A filed on July 8, 2024)
10.11
Strategic Advisory Services Letter Agreement, dated as of July 19, 2024, between EGI-AM Investments, L.L.C. and
Ardent Health Partners, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q
filed on August 14, 2024)

10.12
Nomination Agreement, dated as of July 19, 2024, among Ardent Health Partners, Inc., EGI-AM Investments, L.L.C. and
ALH Holdings, LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2024)

10.13
REIT Savings Letter Agreement, dated as of July 19, 2024, by and between Ardent Health Partners, Inc. and ALH
Holdings, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q filed on
August 14, 2024)

10.14*
Amendment No. 2 to Amended and Restated Term Loan Credit Agreement, dated as of September 18, 2024, among AHP
Health Partners, Inc., as Borrower, Ardent Health Partners, Inc., the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as the Additional 2024 Term B Lender and as Administrative Agent

31.1*	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a)
31.2*	Certification of Principal Financial Officer pursuant to SEC Rule 13a 14(a)/15d 14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

Exhibit Number	Description

101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ARDENT HEALTH PARTNERS, INC.

Date: November 7, 2024	By:	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)