Form 10-K
period 2024-12-31
Ardent Health Partners, Inc.
filed 2025-02-27
CIK 1756655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACE OF 1934
For the fiscal year ended December 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 001-42180
Ardent Health Partners, Inc.
(Exact name of Registrant as specified in its charter)

Delaware		61-1764793
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
340 Seven Springs Way, Suite 100 Brentwood, Tennessee		37027
(Address of principal executive offices)		(Zip Code)
615 296-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	ARDT	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (each as defined in Exchange Act Rule 12b-2).

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☒			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
Auditor PCAOB ID Number: 42		Auditor Name: Ernst & Young LLP		Auditor Location: Nashville, Tennessee, United States of America
The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date. The Registrant's common stock began trading on the New York Stock Exchange on July 18, 2024.
As of February 27, 2025, the Registrant had 142,750,013 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the 2025 annual meeting of shareholders, which will be filed no later than 120 days after the Registrant's fiscal year ended December 31, 2024.

i

PART I

Item 1. Business

Overview

Ardent Health Partners, Inc. was initially formed in Delaware in 2015 as Ardent Health Partners, LLC. On July 17, 2024, Ardent Health Partners, LLC converted from a Delaware limited liability company into a Delaware corporation in connection with its initial public offering and changed its name to Ardent Health Partners, Inc. Ardent Health Partners, Inc. is a holding company that has affiliates that operate acute care hospitals and other healthcare facilities and employ physicians. The terms “Ardent,” the “Company,” “we,” “our” and “us,” as used in this Annual Report on Form 10-K (“Annual Report”), refer to Ardent Health Partners, Inc. and its affiliates and, on or prior to July 16, 2024, Ardent Health Partners, LLC and its affiliates, unless stated otherwise or indicated by context. The term “affiliates” includes direct and indirect subsidiaries of Ardent and partnerships and joint ventures in which such subsidiaries are equity owners.

Ardent is a provider of healthcare services in the United States, operating in eight growing mid-sized urban markets across six states: Texas, Oklahoma, New Mexico, New Jersey, Idaho, and Kansas. We deliver care through a system of 30 acute care hospitals, approximately 280 sites of care, and over 1,800 providers that are either employed by or affiliated1 with us, as of December 31, 2024. We hold a leading position in a majority of our markets2 and believe we are one of the leading healthcare systems based on market share and given our integrated network of hospitals, ambulatory facilities, and physician practices. We operate either independently or in partnership with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation through our well-established and differentiated joint venture ("JV") model. Collectively, we operate as a unified organization with a consumer-centric approach to caring for our patients and our communities.

Our healthcare delivery model is built around the consumer and seeks to optimize access for patients and continuity of care. We have built a comprehensive healthcare ecosystem that serves the unique needs of each patient over the course of his or her healthcare journey while our local physicians and providers deliver care based on the standard for their own market. We focus on establishing long-term relationships to engage with patients over their lifetime and seek to deliver superior, cost-effective health outcomes. On average, we care for more than 16,000 people every day across our healthcare ecosystem and during 2024, we served approximately 1.2 million unique patients who had approximately 5.8 million visits with our healthcare providers.

We provide both general and specialty services, including internal medicine, general surgery, cardiology, oncology, orthopedics, women’s services, neurology, urology, and emergency services, within inpatient and ambulatory care settings. In addition to our 30 acute care hospitals, we operate a broad network of ambulatory facilities and telehealth services, including 188 primary care and specialty care clinics, three ambulatory surgery centers (“ASCs”), 40 urgent care centers, two free-standing emergency departments, and 11 diagnostic imaging centers. Bolstered by our provider network, which consists of more than 390 primary care providers and over 1,450 specialists, our network allows us to provide accessible and convenient healthcare to our patients in the optimal location, whether that be in a hospital, ambulatory care or virtual care setting. As part of our growth strategy, we are accelerating our ambulatory and physician alignment initiatives to expand both physical and virtual consumer access points. We expect that this approach will grow our market share and drive performance in connection with our value-based care initiatives, which are designed to deliver high-quality care that exceeds Centers for Medicare & Medicaid Services ("CMS") benchmarks to patients in a cost-effective manner for payors.

We leverage an advanced technology platform to drive enhanced care coordination and system productivity, which we believe leads to improved outcomes based on our safety of care, readmission, and mortality rates measured against applicable CMS benchmarks. This platform incorporates a variety of tools across our hospitals, clinics, and virtual care platforms and includes a consumer experience platform that drives our overall strategy to increase patient acquisition, engagement, and retention. We believe these technologies make it easier for caregivers to focus on delivering care, and for patients to access and receive care across all settings while also improving outcomes, such as safety of care, readmission, and mortality rates.

Our well-established JV model differentiates us by enabling us to enhance our scale and provide unique opportunities to establish new markets and access points. In all of our regional markets, we have entered into JVs with one or more of the following partners: a premier academic medical center, a large not-for-profit hospital system, community physicians, and a community foundation. Our strategic JV partners offer us significant advantages, including expanded access points, clinical talent availability, local brand recognition, and scale that enable us to accelerate market penetration. For our not-for-profit hospital, community physicians, and community foundation partners, the JVs allow them to continue to serve the healthcare needs of their communities while retaining an economic ownership interest in the local healthcare delivery system. For our academic medical center partners, the JVs allow them to
1 Affiliated providers are physicians and advanced practice providers with whom we contract for services through a professional services agreement or other independent contract agreement.
2 Leading positions defined as first or second based on inpatient market share.

maintain focus on their core competency – training the next generation of healthcare providers – while we strengthen the facilities where this training and care are provided. We help our partners enhance their network and regional presence through our operational acumen. We strengthen clinical services, drive operating improvements, and centrally manage operations to optimize hospital performance and enhance patient care. In each of these partnerships, we are the majority owner and serve as the day-to-day operator. We believe we are the JV partner-of-choice for academic medical centers and not-for-profit health systems in new and existing markets.

Our hospital portfolio consists of 30 acute care hospitals, 18 of which are operated by JVs. Of those 18 hospitals, nine are owned and operated through limited liability companies (“LLCs”) that qualify as variable interest entities (“VIEs”). Through our wholly-owned subsidiaries, we own majority interests in each LLC that owns and operates our hospitals. While we hold majority interests in the LLCs that own and operate these hospitals, there are also significant minority interests held by not-for-profit medical systems, universities, academic medical centers, foundations or a combination thereof. The nine hospitals associated with the UT Health East Texas JV are wholly-owned by the respective JV’s members and, as such, do not represent hospitals owned and operated as VIEs. Instead, the UT Health East Texas facilities contribute earnings to the JV to be recognized by the members on a pro rata basis according to their ownership interests. While we believe that our relationships with our JV partners are strong, any changes in these relationships could disrupt ongoing business, negatively affect our cash flows and distract management and other key personnel from our core business operations. Additionally, the interests of our JV partners may differ from the interests of our Company as a whole, which could limit our ability to effectively operate the related JVs and maximize the economic benefits of our JV model. For more information, see “Item 1A, Risk Factors—Risks Related to our Business and Industry—We conduct a significant portion of our operations through JVs, which may expose us to certain risks and uncertainties, including risks as a result of our lack of sole decision-making authority. In addition, we may be required under certain circumstances to purchase our JV partners’ equity interests, which could adversely affect our liquidity and financial condition.”

Our Platform

We operate a consumer-centric healthcare platform focused on creating long-lasting relationships with our patients across multiple care settings. By placing our primary focus on the patient and understanding his or her comprehensive healthcare needs, we leverage our facilities, providers, and technology to deliver high-quality patient care that exceeds CMS benchmarks. We believe this ultimately drives a better patient experience measured by improved safety of care, readmission, and mortality rates and lower cost compared to applicable CMS benchmarks.

At Ardent, culture, safety, quality, and compliance represent the foundation of our platform. We are guided by our operating principles and values, which we define as “The Ardent Way.” The Ardent Way has resulted in national recognition as demonstrated by our numerous awards, ratings, and accolades praising our quality, safety, and employee satisfaction. In 2024, we saw a 7.2% increase in Sepsis Bundle compliance which led to greater than 13% reduction in Septic Shock mortality and a 33% decrease in catheter-associated urinary tract infections. Additionally, 96% of our hospitals are performing above the national average with respect to sepsis bundle compliance. Our safety ratings consistently exceed the national average. For example, ten of our hospitals received the Leapfrog Group’s prestigious 2024 Top Hospital designation and 81% of our hospitals that were graded received a Fall 2024 Leapfrog Hospital Safety Grade of A or B, compared to the national average of 56% of hospitals. We have been recognized as an employer of choice by numerous organizations including Modern Healthcare, The Tennessean and Comparably.

Our scale provides a significant opportunity to capture market share. We have a leading position in a majority of our markets and have achieved meaningful scale in each market, with an average of more than 500 beds and a complement of ambulatory and physician services. As individuals increasingly seek affordability, a higher quality of life and remote work opportunities outside of larger urban centers, we believe our present and targeted markets are poised for continued growth.

We recognize that each of our hospitals is as unique as the community it serves and our offerings are tailored to each of the needs of our markets. We establish strong physician leadership groups and local hospital boards, cultivate high employee engagement and, in a number of our markets, partner with physician groups and other providers of healthcare services to serve the needs of our communities. We provide the scale, resources and operational support to allow our local facilities and caregivers to provide the care that is best suited for the patient based on the standard for their own market. We believe that this approach enhances our market share, contributes to a higher quality of care for our patients, increases our operational efficiency, and drives revenue and earnings growth.

We operate health systems in the following markets:

Health System	Market (City, State)(1)	Hospitals Operated(2)	Total Sites of Care	Providers(3)	Licensed Beds	Leased Hospitals	Estimated Market Share(4)	Market Population(5)	Population Growth(5)	Median Income(5)
UT Health East Texas	Tyler, TX	9(6)	74	503	868	1	21.7%^	983,245	6%	$57,485
Hillcrest HealthCare System	Tulsa, OK	8	82	476	1,173	8	22.9%^	1,130,250	1%	$58,642
Lovelace Health System	Albuquerque, NM	5	38	292	619	5	15.8%†	1,537,784	4%	$60,171
Hackensack Meridian Medical Centers	Montclair/Westwood, NJ	2	27	139	476	1	22.0%^	546,933	(1%)	$121,871
BSA Health System	Amarillo, TX	3	18	121	485	1	42.0%*	579,878	5%	$59,243
Portneuf Medical Center	Pocatello, ID	1	12	129	199	0	59.0%*	136,351	6%	$63,055
UKHS St. Francis Medical Center	Topeka, KS	1	19	160	378	0	20.7%^	283,891	1%	$59,833
Seton Medical Center Harker Heights	Killeen, TX	1	9	27	83	0	10.5%†	435,750	3%	$59,835
		30	279	1,847	4,281	16
(1)This represents the headquarters of each market.
(2)Total number of hospitals operated by us as of the date of this Annual Report, irrespective of whether the hospital real estate is (i) owned by us, (ii) leased by us, or (iii) held through a controlling interest in a JV.
(3)This metric represents the total number of providers employed by us at our operated hospitals and affiliated providers, measured as of December 31, 2024, including physicians at UKHS St. Francis Campus and UT Health East Texas whom are employed by the hospitals’ respective JV partners but managed by us.
(4)Market share statistics are based on most recent available state data and compiled by the following sources: Kansas Hospital Association, New Jersey Hospital Association, New Mexico Hospital Association, Oklahoma Hospital Association, RealTime Medicare Data (Idaho), Texas Hospital Association, and Texas Health Care Information Collection; * indicates the largest market share in the applicable market; ^ indicates the second largest market share in the applicable market; † indicates the third largest market share in the applicable market.
(5)Source: Strata Decision Technology (2023, 2024); Esri Geoenrichment Service. Note: Esri models projections via US Census estimates. Market population corresponds to approximately 85-90% of the patients we serve in the applicable zip codes defining our markets. Population growth represents estimated growth in the applicable market from 2023 to 2025.
(6)Includes UT Health North Campus Tyler, a hospital owned by The University of Texas Health Science Center at Tyler ("UTHSCT") (an affiliate of The University of Texas System), but managed by Ardent.

Our provider network serves as the foundation through which we deliver quality care. We have over 1,800 providers, including over 1,360 employed and more than 480 affiliated physicians and advanced practice providers. Affiliated providers perform services for us through professional services agreements or other independent contractor agreements. Our growing provider network, which consists of more than 390 primary care providers and over 1,450 specialists, affords us the opportunity to drive growth and deliver on value-based care initiatives. To date, we have more than 80 contracts with a value-based component between us and third party payors that include a variety of quality incentives, shared savings, and upside risk incentives across all markets, covering more than 220,000 lives. Moreover, our providers work alongside independent providers in collaborative clinically integrated networks and ACOs, with the objective of reducing costs and improving outcomes, such as safety of care, readmission, and mortality rates.

A robust technology platform supports care delivery. In 2021, we completed our implementation of a single system-wide instance of Epic technology throughout all of our facilities. This comprehensive and integrated clinical operating system helps drive improved outcomes based on our safety of care, readmission, and mortality rates, operational standardization, and revenue optimization. Ardent has earned a “Gold Stars 9” level designation from Epic, one that measures patient access, patient experience, clinical quality and safety, population health management, physician productivity, and nursing and clinical team productivity. Our system-wide use of Epic also provides uniformity of data and facilitates interconnected patient care across the continuum of our care settings, including the home. We believe Epic makes us a more attractive partner for emerging technology providers and facilitates physician use of novel technology.

We leverage Epic, together with other emerging technologies, to make it easier for our caregivers to deliver care, and for our patients to access and receive care while improving outcomes based on our safety of care, readmission, and mortality rates. We are expanding care beyond the hospital by implementing a variety of technologies and innovative applications across our footprint. This allows us to develop a comprehensive ecosystem of solutions to better care for patients across a variety of care settings. These solutions include virtual visits, remote patient monitoring, chronic care management, as well as a consumer engagement platform. For example, we currently utilize virtual nurses, wireless biosensors, and artificial intelligence monitoring to supplement the delivery of care at a patient’s bedside. We currently utilize artificial intelligence to monitor and interpret biosensor data for signs of patient deterioration, which enables our caregivers to intervene earlier than would be possible otherwise. These biosensors also help determine when a patient is stable and ready for discharge, and, when coupled with remote patient monitoring using artificial intelligence, can also help to alert caregivers to the early signs of adverse health events and determine when additional care may be needed following discharge from the hospital. For example, we have partnered with BioIntelliSense to use their BioButton in certain of our medical surgical units. The BioButton is a medical-grade, FDA-approved wearable device used for continuous monitoring of vital signs in hospitalized patients and is placed on a patient’s upper left chest upon hospital admission to measure heart rate, respiratory rate, skin temperature and patient activity levels (low, medium, and high). The device captures up to 1,440 measurements per patient per day, transmitting data wirelessly to a cloud-based software system for analysis and real-time clinical notifications. The early results so far in our medical surgical units where we are using this device have shown an approximately 9-hour reduction in length of stay ("LOS"). Over the last three years, we have invested nearly $37.0 million in enhanced technologies designed to broaden our service capabilities, increase patient engagement, grow revenue, and expand margins.

Our Joint Venture Model

We have formed JVs, which are usually limited liability companies, to acquire, own and operate acute care hospitals and related healthcare facilities and services in certain markets. Our JV transactions have been structured in such a way that we receive a majority ownership interest in the JV and our partners receive a minority ownership interest in the JV, with each party contributing cash or assets having a value commensurate with their respective percentage interest. The JV’s profits, losses and cash distributions are distributed between us and our partners pro rata based upon the respective ownership interest in the JV. The following table provides a summary of the JV-operated hospitals in each of our markets:

Health System	Market (City, State)	JV Operated Hospitals	Ardent JV Equity Ownership(1)	Is JV a VIE (Yes/No)
UT Health East Texas(2)	Tyler, TX	9	70.0%	No
Hillcrest HealthCare System(3)	Tulsa, OK	1	51.0%	Yes
Lovelace Health System(4)	Albuquerque, NM	1	51.0%	Yes
Hackensack Meridian Medical Centers(5)	Montclair / Westwood, NJ	2	80.0% / 65.0%	Yes
BSA Health System(6)	Amarillo, TX	2	56.8%	Yes
Portneuf Medical Center	Pocatello, ID	1	77.0%	Yes
UKHS St. Francis Medical Center	Topeka, KS	1	70.5%	Yes
Seton Medical Center Harker Heights	Killeen, TX	1	80.0%	Yes
		18
(1)Our voting and economic rights as an equityholder in our JVs are generally proportional to our equity ownership in each JV LLC entity. Our JVs are generally governed by a board of directors comprised of an equal number of members appointed by us and the JV partner, and the respective JV board of directors generally acts by block voting of its members (i.e., decisions require the approval of both a majority of the members appointed by us and a majority of the members appointed by the JV partner).
(2)Although we own 100% of the assets of the hospitals in this health system, except for (i) UT Health North Campus Tyler (which is owned by UTHSCT, but managed by us), (ii) UT Health East Texas Rehabilitation Hospital (which is leased from Ventas) and (iii) the land for UT Health Athens, UT Health Carthage, UT Health Pittsburg and UT Health Quitman, which is leased pursuant to ground lease arrangements from the respective counties or agencies thereof, we have entered into a JV with UTHSCT whereby we receive 70% of the total earnings of these hospitals plus the earnings of UT Health North Campus Tyler, and UTHSCT receives the remaining 30%.
(3)Represents Tulsa Spine & Specialty Hospital, which is a JV with local, practicing physicians in the Hillcrest HealthCare System in Tulsa, Oklahoma.
(4)Represents Lovelace UNM Rehabilitation Hospital JV in Albuquerque, New Mexico.
(5)Figures are presented on a combined basis for Hackensack Meridian Mountainside Medical Center and Hackensack Meridian Pascack Valley Medical Center.
(6)Represents the Quail Creek Surgical Hospital and Panhandle Surgical Hospital, which is a JV with local, practicing physicians in the BSA Health System in Amarillo, Texas.

Each JV is governed by a Board of Directors (the “JV Board”) that has ultimate legal authority and overall responsibility for the activities of the JV. The JV Board has two classes of directors with an equal number of members: one group of directors is appointed by us and the other group by our JV partner. The JV Board makes certain strategic decisions for the JV and its facilities, including the requirement to approve, among other things, the annual capital and operating budgets of the JV, the admission of any new members to the JV or issuance of units of membership interest in the JV, the incurrence of indebtedness above certain limits, the modification, addition or termination of services of the hospital, and the merger, consolidation, reorganization or sale of all or substantially all of the assets of the JV. Except as otherwise described below, decisions requiring the approval of the JV Board are accomplished through block voting; that is, such actions will require the approval of both a majority of the members appointed by us, and a majority of the members appointed by our JV partner.

In addition, the members of the JV Board appointed by our partner have unilateral and exclusive authority to make certain decisions that are essential to the maintenance of the status of our JV partner as a 501(c)(3) organization or to ensure that the JV complies with the Community Benefit Standards (as defined below), such as the right to (i) name the chairman of the JV Board, (ii) cause the dissolution of the JV in the event the JV fails to satisfy the “community benefit standards” set forth in IRS Revenue Ruling 69-545 (the “Community Benefit Standards”), (iii) terminate the Chief Executive Officer of the JV or the Chief Executive Officer of the hospital operated by the JV due to the failure of such Chief Executive Officer to ensure that the JV is operating consistently with the Community Benefit Standards and (iv) terminate the JV’s Management Services Agreement (as described below) with us in the event that our provision of services results in failure to satisfy the Community Benefit Standards. Further, the members of the JV Board appointed by us and the members of the JV Board appointed by our JV partner shall each have the unilateral but not exclusive right to terminate the Chief Executive Officer of the JV or the Chief Executive Officer of the hospital operated by the JV for any other reason.

Neither us nor our JV partner has the right to transfer its membership interest in the JV unless approved by the JV Board or after the completion of the right of first refusal and tag-along process. Each member of the JV grants to the other a standard right of first refusal, pursuant to which a member has the right to acquire the ownership interests of the other in the event that such other member wishes to sell its ownership interests to an unrelated third party. If a member does not exercise its right of first refusal, it shall have the right to tag along with the sale to the third party.

There are very limited ways that the JV can be dissolved or terminated. It can only be dissolved upon the unanimous approval of the members, by judicial decree, approval of the JV Board after having determined that a regulation, statute, or government pronouncement has or may be enacted that would make any material aspect of the JV or the activities conducted by the JV unlawful or eliminate or substantially reduce the benefits that would accrue to the members with respect to continuing the JV’s business operations, or the decision of the directors appointed by our partner that the JV is not being operated in a manner consistent with the Community Benefit Standards.

Finally, one of our affiliates (the “Manager”) serves as the manager of the JV and provides day-to-day, full-service management services and administrative support to the JV’s facilities pursuant to a Management Services Agreement (“MSA”). These services include, among others, corporate oversight and operational support, reimbursement services, purchasing and supply chain services, business planning and budgeting, quality and resource management support, human resources support, facility planning, legal support services, risk management support and compliance services. The MSA usually has an initial term of five years and automatically renews for successive terms of five years unless terminated as set forth therein. The MSAs are subject to termination by (i) the JV (at the election of our JV partner) upon, among other things, a breach of the Manager’s obligations under the MSA with the failure to cure within a specified period, the willful misconduct, gross negligence, violation of criminal law, fraud or bankruptcy of the Manager, or the Manager’s exclusion from the federal or state healthcare programs or (ii) the Manager upon a breach of the JV’s obligations under the MSA with the failure to cure within a specified period or the bankruptcy of the JV. The JV pays the Manager a fair market value management fee equal to the sum of (a) a certain percentage of the consolidated net revenues of the JV and (b) a shared services fee comprising (1) a fee for access and use of our information technology software and technology, data center, and related information technology services and (2) a fee for access and use of certain other enterprise-wide corporate services provided by Manager. Also, one of our affiliates also employs all associates who staff the facilities operated by the JV.

All of our JVs generally work as described above, except for our JV with UTHSCT, and our two JVs with physician groups Physicians Surgical Hospitals, LLC in Amarillo, Texas and Tulsa Spine & Specialty Hospital, LLC in Tulsa, Oklahoma.

•Our JV with UTHSCT is different than the other JVs in that each of us and UTHSCT continued to own their respective assets and did not contribute them to the JV. Our subsidiaries (which are not considered VIEs) own the assets of eight hospitals and related facilities and operations in the Tyler, Texas area, and UTHSCT owns the assets of the UT Health North Campus Tyler. We and UTHSCT formed a JV whereby the parties agreed to share the earnings of these hospitals and other operations on a 70% (Ardent) / 30% (UTHSCT) basis. Other than the ownership of the assets, the JV with UTHSCT works similar to the other JVs in that it is governed by a JV Board and the JV Board approves matters relating to the assets held by the members through block voting. Further, one of our affiliates manages all of the assets described above, including the UT Health North Campus Tyler, pursuant to an MSA.
•Our JV with Physicians Surgical Hospitals, LLC ("PSH") is different than the other JVs in that decisions of the JV Board are made by majority vote and not block voting, except that a vote of our member and physician members holding at least 67% of the ownership interests in PSH is required to take certain actions for the JV, including a merger or sale of substantially all of the JV’s assets, liquidating or dissolving the JV, making a material change in the JV’s business of operating surgical specialty hospitals, incurring debt over $3 million, requiring additional capital calls and amending the LLC Agreement for the JV.
•Our JV with Tulsa Spine & Specialty Hospital ("TSSH") is different than the other JVs in that we can appoint up to eight managers and the physicians can appoint up to 14 managers to the JV Board. If there is a deadlocked vote of the JV Board, then the vote of our managers prevails unless it is a matter that requires a supermajority vote of the members, in which case, the approval of our member and the physician entity member, TSSH Holding Company, LLC, would be required. Matters that require the approval of a supermajority of the members include the issuance of membership units, transactions with affiliates of members, appointment of the CEO or Chief Nursing Officer of the JV, making a capital call, approving a merger or sale of substantially all of the JV’s assets, effecting any bankruptcy or liquidation of the JV and approving capital and operating budgets.
•For the PSH and TSSH JVs, there is no requirement to comply with the Community Benefit Standards, and the physician managers do not have exclusive or unilateral authority to take any actions like our non-profit JV partners.

Moreover, we have entered into put/call agreements with one of our JV partners, The University of Kansas Hospital Authority, with respect to the equity interest held by our JV partner in our Topeka, Kansas JV. The put/call arrangement gives our JV partner the right to deliver a put notice to us following the occurrence of certain events, such as our exclusion or suspension from Medicare and Medicaid programs, upon a specified change of control of our Company, or upon termination of the related MSA. The put/call arrangement also provides our JV partner the right, in limited circumstances, such as a material breach of the related MSA or in the event one of our subsidiaries holding the equity interest in the JV files for bankruptcy protection, to buy out our interest in the JV. In the event our JV partner delivers a put notice to us, we may be required to settle the put/call arrangement in cash. In the event that our JV partner exercises their option to buy out our interest in the JV, the purchase price shall be determined by the product of the appraised fair market value of the JV and the fraction of all issued and outstanding equity units of the JV to be purchased.

Our Market Opportunity

Healthcare is one of the largest and fastest-growing sectors of the U.S. economy. According to CMS, U.S. national healthcare expenditures ("NHE") represented approximately 17% of U.S. gross domestic product ("GDP"), or nearly $4.9 trillion, in 2023. After taking into account the expected impacts of the Inflation Reduction Act, including that people with Medicare prescription drug coverage are projected to experience lower out-of-pocket spending on prescription drugs for 2024 and beyond, CMS projects NHE will grow by an average of 5.6% annually from 2023 to 2032, surpassing $7.7 trillion and representing nearly 20% of GDP. CMS projects that NHE is generally expected to grow more rapidly, on average, than the overall economy. Moreover, hospital expenditures are expected to rise at a higher rate, on average, than the GDP. While the GDP is expected to increase at an average annual growth rate of 4.3% from 2023 to 2032, hospital expenditures are expected to rise at a 5.8% average annual growth rate over the same period. The projected annual growth rate for NHE was not achieved for 2022 (4.3% projected for 2022 compared to 4.1% actual) but was achieved for 2023 (7.5% projected for 2023 compared to 7.5% actual) while the projected annual growth rate for U.S. hospital expenditures was achieved for both 2022 (0.8% projected for 2022 compared to 2.2% actual) and 2023 (10.1% projected for 2023 compared to 10.4% actual). The projected annual growth rates for NHE and hospital expenditures for 2024 were 5.2% and 4.6%, respectively. 2024 actual growth is not yet available as CMS has not released its 2024 data.

According to the Population Reference Bureau ("PRB"), the U.S. population today is older than it has ever been in the history of our nation, with the number of Americans aged 65 and older projected to increase approximately 42%, to over 82 million people, by 2050. According to the U.S. Census Bureau, those aged 85 and older are projected to grow 168% by 2050, increasing from over six million, or approximately 2% of the population, in 2022, to over 17 million, or approximately 5% of the population.

The future prevalence of chronic conditions, such as diabetes, hypertension, and congestive heart failure is also projected to increase, with a study published by Frontiers in Public Health in 2022 estimating that the adult population with one chronic condition will approximately double between 2020 and 2050.

According to CMS National Healthcare Expenditure Data, hospital services and physician and clinical services expenditures collectively accounted for approximately $2.5 trillion in 2023, or 51% of the total healthcare spending in the United States:

•Hospital services represent the single largest category of spend at nearly $1.5 trillion, or approximately 31% of total healthcare spending in 2023, and these expenditures are expected to grow approximately 59% to $2.4 trillion by 2032, representing approximately 31% of total spending.
•Physician and clinical services accounted for nearly $1.0 trillion, or approximately 20% of total spending in 2023, and these expenditures are expected to grow approximately 59% to approximately $1.5 trillion by 2032, representing approximately 20% of total spending.

We believe there are approximately 350 markets that fit our strategic focus of mid-sized urban communities based on the most recently available data. We estimate our serviceable addressable market, which we define as total hospital, physician, and clinical services expenditures in these markets, to be approximately $800 billion in 2020 (based on the most recently available data), which is expected to grow at an average annual growth rate of approximately 5.7% to nearly $1.4 trillion by the end of the decade.

Out of our serviceable addressable market, we estimate that our current markets represent approximately $37.8 billion, with acute care representing approximately $20.9 billion and ambulatory and outpatient services representing approximately $16.9 billion. As of 2020, we have captured 11% of this current addressable market, representing 21% of the acute care market and 3% of the ambulatory and outpatient services market (based on the most recently available data). We believe the ambulatory and outpatient services market represents a significant opportunity for us to grow and expand our market share.

The hospital services and physician and clinical services sectors are highly fragmented, with significant opportunity for continued consolidation across markets and state lines. Several industry dynamics favor consolidation in the hospital sector, including: (i) hospital systems facing increased financial pressures due to a lack of scale; (ii) hospital systems struggling to recruit medical providers given the significant competition for clinical talent; and (iii) hospital systems experiencing the inability to support continued investments in new services, facilities, and technology. We believe consolidation will provide the synergies to help improve the financial performance of integrated systems. In addition, strong affiliations across diverse markets allow us to bring our clinical expertise and operational efficiencies to these markets so that local providers can continue to thrive and benefit their local communities.

The U.S. healthcare industry is experiencing a shift to the ambulatory setting due to: (i) an effort to contain healthcare spending; (ii) migration of lower acuity procedures to lower cost settings; (iii) technological advancements; (iv) telehealth receptivity by patients; and (v) increased demand for care and facilities that are more convenient and accessible.

This has resulted in a growing number of stand-alone outpatient healthcare facilities and urgent care facilities and the expansion of other healthcare services in order to better serve patients across the continuum of care. We believe providers that are market leaders in both inpatient and ambulatory care will be better positioned to benefit in the changing healthcare environment.

The hospital services sector increasingly will benefit from emerging technologies and the use of data contained within electronic health record ("EHR") systems. The continued significant investment in, and adoption of, these technologies is expected to improve real-time access to patient records and relevant clinical data, allowing providers to maximize clinical efficiency, enhance care delivery, patient experiences, and improve safety of care, readmission, and mortality rates. We have successfully implemented a single, highly optimized instance of Epic as our clinical operating platform that provides a foundation for consistent and scalable clinical and financial outcomes. We also currently utilize and continually assess emerging technologies to supplement care delivered at the bedside.

In response to rising healthcare spending in the United States, commercial and governmental payors are shifting from fee-for-service payment models towards value-based care models. Fee-for-service payment models reimburse healthcare providers for each service they deliver to a patient, while value-based care models incentivize healthcare providers to focus on quality outcomes rather than the quantity of services rendered. The shift to value-based care models requires greater alignment and coordination with healthcare providers. This shift includes risk-based payment models that tie financial incentives to quality, efficiency, and patient outcomes. Under value-based care and risk-based payment models, financial incentives include various payments received for shared savings with payors, which is determined on an annual basis, additional payments for care coordination efforts, bonuses for preventive care visits, and bundled payments for all services provided within a defined episode of care. Evidence of this trend includes the growing proportion of the Medicare-eligible population enrolled in Medicare Advantage health plans, which is expected to grow from 51% of total Medicare enrollment in 2023 to 62% by 2033, according to industry estimates.

Alternative payment models ("APMs") under value-based contracts represent a shift from traditional fee-for-service payments, which reimburse providers based on the volume of care delivered, to mechanisms that reward the quality and efficiency of care. Value-based programs may be administered/offered by CMS for Medicare, individual States for Medicaid or individual payers for any managed care program or commercial plan. Key APMs include shared savings programs, pay-for-performance, pay-for-reporting, and care management models that provide a per-member-per month payment for management of assigned patients. Shared savings programs incentivize providers to reduce healthcare costs while maintaining or improving quality; they can be upside-only, where providers share in savings if they reduce costs below a benchmark without financial penalties for exceeding the benchmark, or they can involve downside risk, where providers may also face penalties for exceeding cost benchmarks. Pay-for-performance programs reward providers for meeting specific quality and efficiency metrics, linking a portion of their compensation to their performance on these measures. Care coordination payments provide additional funds to support activities that improve the coordination of patient care, such as care management and patient education, enhancing the overall patient experience and health outcomes.

These APMs fundamentally differ from traditional fee-for-service payments, which incentivize quantity over quality. In traditional fee-for-service payment models, providers are paid for each service rendered, leading to potential overutilization without necessarily improving patient outcomes. Conversely, APMs aim to align financial incentives with the delivery of high-quality, cost-effective care. Upside-only programs minimize risk for providers by allowing them to benefit from savings without financial loss, whereas risk-bearing models encourage providers to more carefully manage costs and quality, as they can incur financial penalties if they do not meet cost and performance benchmarks. We believe this dual potential for rewards and penalties under risk-bearing models promotes more prudent and innovative approaches to patient care, fostering a healthcare system that emphasizes value over volume.

We believe that healthcare providers with leading capabilities and expertise in both fee-for-service and value-based care models will emerge as the long-term winners because the reimbursement landscape continues to evolve as third party payors navigate the shift to value-based care models.

We believe that by offering a full suite of services in a clinically integrated continuum of care, ranging from inpatient acute care to outpatient and other ancillary services, Ardent can better deliver targeted patient care in appropriate settings. We believe that our provider network, integrated technology, ambulatory investments, and strong quality of care programs position us to succeed in this environment.

Our Competitive Strengths

Over our more than 20 years of experience, we have developed a core competency for efficiently and effectively operating healthcare facilities and physician groups to provide high-quality patient care that exceeds CMS benchmarks. We believe our scale, expertise, and reputation in our markets are difficult to replicate and provide us with a meaningful competitive advantage. We believe these factors, together with the following additional strengths, position us for continued success.

Our Scale and Density

We believe our scale and density provide us multiple strategic advantages. By focusing on mid-size markets, we are able to achieve meaningful density that helps us capture significant market share. The scale of our health systems provides us strategic advantages that result in a greater ability to attract and retain patients, creates purchasing power that enables us to deliver cost-effective care, and drives the ability to negotiate favorable contracts with managed care and other payor sources.

Focus on Growing Mid-Sized Urban Markets

We target and operate in growing mid-sized urban markets with favorable demographic trends, including strong population growth, stable and growing job markets, attractive payor mixes, significant long-term market demand, and favorable competitive dynamics.

Our Breadth of Services

Our broad suite of acute and ambulatory services, offered across care settings, provides us multiple opportunities to engage with patients throughout their unique health journeys and allows us to meet them in their desired care setting.

Commitment to Delivering the Highest Quality Patient Care in a Consumer-Centric Ecosystem

Our consumer-centric ecosystem drives better patient experience by improving safety of care, readmission, and mortality rates and ensuring the patient is seen at the appropriate site of care. Anchored by our network of providers and healthcare facilities, we focus on delivering care that supports patients across their unique health journeys, recognizing that care does not stop when a hospital stay or clinic visit ends.

For example, effective January 2025, we acquired 18 urgent care centers across New Mexico and Oklahoma, which positioned us to better serve a broad spectrum of acuity throughout the community. Additionally, regular touchpoints with our patients using channels such as email, chat, text, and Epic’s MyChart app allow us to stay engaged with patients and deliver care when and where needed. Continued deployment of emerging technologies provides support from the bedside to the home, making it easier for us to deliver care to patients across all settings.

This ecosystem of care—which includes digital engagement and virtual appointments, remote patient monitoring to manage chronic health conditions, convenient outpatient facilities, and hospital care for more complex needs—is focused on supporting every patient’s needs regardless of acuity. We have implemented a suite of programs to support and monitor quality of care, including hospital acquired conditions ("HACs") and serious safety events. These efforts have resulted in a Leapfrog hospital safety grade that consistently outranks the national average (including seven “Top Hospitals”).

Centralized and Standardized Operating Model

Since 2021, we have focused on centralizing corporate services such as human resources, information technology, and finance, while outsourcing certain support functions including revenue cycle management, food services, and environmental services. Our transition to a centralized operating structure and our adoption of standardized systems and processes has resulted in enhanced integration and speed of execution. These efforts and investments generated significant cost savings, thereby contributing to our profitability. Moreover, we believe our shift to a centralized operating structure with standardized systems has primed us for ongoing savings, operational improvements, and future growth in new and existing markets.

Highly Integrated, Tech-Enabled Care Delivery Model

Our investments in advanced technologies enable our more than 1,800 providers to effectively manage patients’ health needs before, during, and after an episode of care. Our single, highly optimized instance of Epic as our clinical operating platform provides a foundation for consistent and scalable clinical and financial outcomes. We believe we are currently the only large investor-owned company that has embraced Epic and expect this platform will be highly beneficial to us as the industry moves further into value-based care models, and we believe Epic makes us a more attractive partner for emerging technology providers and facilitates physician use of novel technology.

We also continually assess advanced technologies to supplement care delivered at the bedside and are currently utilizing a variety of artificial intelligence-powered tools including clinical decision support and smart monitoring devices. The deployment of these and other tools improves patient care and safety while reducing the administrative burden placed on caregivers. Outside the hospital, remote patient monitoring provides for care at home and facilitates earlier intervention when needed. The utilization of chronic care management programs allows us to proactively identify and address social determinants of health, which in turn eliminates barriers to care that adversely affect outcomes and increase the cost of care. These technologies extend the reach of our caregivers, allowing them to treat more patients and provide omnichannel care.

Multi-Faceted Growth Model with Demonstrated History of Accretive Strategic Acquisitions and JV Partnerships

Ardent has a proven track record of success in acquiring, integrating, and enhancing the performance of a variety of assets ranging from small community hospitals to comprehensive, multi-site health systems. Following these acquisitions, we have delivered significant, post-synergy returns as we leverage our added scale and operational expertise to drive enhanced efficiencies, increase patient volumes, and strengthen quality of care.

Additionally, a key competitive strength and a significant component of our growth strategy has been our well-established and differentiated JV model, which has resulted in partnerships with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation. Benefiting from our partners’ brand and scale while leveraging our deep institutional knowledge and experience structuring and operationalizing JV partnerships, we have been able to improve patient access in the community, expand our footprint, increase our market share, and earn favorable economics.

Proven and Highly Experienced Management Team

We have purposely assembled a world-class leadership team with an average of over 25 years of industry experience and an extensive track record of providing quality care, integrating strategic acquisitions, and driving operational and financial improvements across the enterprise. We believe our management team’s extensive and diverse experience is a distinct competitive advantage for achieving sustained future success.

Our Growth Strategy

Ardent is committed to driving long-term value creation through a multi-faceted strategy focused on targeted market share growth, operational excellence, and disciplined capital allocation. As we continue to grow our footprint, build density and scale, and further implement our consumer-centric delivery model, we expect to grow market share within our existing markets. We also intend to replicate our model across the approximately 350 markets that we believe fit our strategic focus on mid-sized urban communities, allowing us to meet evolving healthcare needs across more geographies, which we believe will drive shareholder value.

Our culture of care is core to our consumer-centric delivery model and overall value proposition. We will remain steadfast in our commitment to diversity, equity, inclusion, and belonging, which is central to our physician and nurse recruitment and retention efforts. The diversity of our staff reflects the markets we serve, and we will continue to prioritize this as we grow.

Continue to Build a Leading Position in our Existing Markets

We recognize the evolving nature of healthcare demands in our markets and have developed market-specific growth plans to meet the needs of each of our communities. Through our in-depth strategic planning process, we actively identify opportunities to optimize service lines, create physician alignment, build care delivery networks, and assemble physical and digital care platforms to improve the healthcare experience for our patients.

In our current markets, as we seek to enhance our leading market positions, we intend to continue to invest in both our acute and ambulatory networks to further drive demand and capture greater market share by creating additional access points through which patients can receive care. Based on the needs of each of our markets, we intend to invest in high-acuity services as well as top specialty physicians to expand complex care capabilities inside of the acute setting. We also intend to further optimize our network via our transfer center operations, improving care navigation and coordination across our healthcare network, maximizing capacity, and enhancing our ability to service consumer demand. With the objective of continuing to deliver healthcare in the optimal setting, we intend to further invest in new sites of care via de novo buildouts, acquisitions, and physician partnerships. We have identified a robust pipeline of ambulatory opportunities, including ASCs, urgent care centers, imaging centers, and freestanding emergency rooms, which will create additional access points to attract and retain patients within our markets.

We intend to fuel additional growth by advancing capabilities that enable us to succeed in a value-based care environment. We currently have a strong foundation of more than 80 value-based care contracts and programs and plan to continue to build out the infrastructure and operational rigor to expand our participation in these programs and drive better health and cost outcomes. We plan to grow our extensive and diverse provider network through our robust recruitment pipeline of primary care and specialist physicians. Our system-wide implementation of Epic, in addition to our technology-focused initiatives and partnerships, will continue to improve our ability to track population health metrics, measure clinical outcomes, and coordinate care. We plan to leverage these capabilities, combined with as our scale and JV partnerships, to strengthen our managed care contracting strategy across fee-for-service and value-based arrangements.

We continue to invest in digital engagement technologies to acquire new patients and better engage and retain our existing patients, both within and outside of our facilities. We leverage tools such as the MyChart patient portal, on-demand video visits, and our care orchestration platform, to facilitate care access and enhance the patient experience. Finally, we will continue to leverage Epic, our integrated health information technology system, and other technology solutions to track and segment consumers, allowing us to execute on patient outreach, acquisition, and engagement initiatives.

Opportunistically Expand into New Markets

We continually evaluate and selectively pursue strategic growth opportunities, as we believe there is significant demand for our consumer-centric care model in communities across the country. We target new market entrances across regional, mid-sized urban markets that meet the following criteria: growing and aging populations; favorable payor mix; robust employment opportunities; proximity to strong academic centers; and advantageous competitive dynamics. We seek to enter markets with high healthcare demand that is not adequately met, allowing us to avoid highly competitive larger urban markets and achieve significant market share. While we prioritize expanding within our current states in an effort to achieve synergies through state-wide scale, we also regularly evaluate opportunities to enter into markets in new states where we believe our model will be successful.

We intend to enter new markets through acquisition and partnership opportunities where we are confident that we can employ our best practices and established model to realize growth. Given our track record of success with our JV model, our efforts are often focused on, but not limited to, JV opportunities with leading not-for-profit and academic health systems. With our JV partners, we often acquire facilities with opportunity for optimization, and seek to realize significant operating efficiencies from improved management and collection of patient service revenues, greater purchasing power due to our scale, facility-level productivity improvements, access to a cost-efficient and high quality information technology system, managed care contracting expertise and an in-network payor strategy. We leverage our track record of success acquiring and integrating assets to achieve positive financial, operational, and clinical outcomes. Furthermore, we believe we have created a stronger platform with which to integrate acquisitions by virtue of the standardization initiatives we have undertaken in recent years.

Our Operations and Services

Our senior management team has extensive experience in operating multi-facility healthcare networks and focuses on strategic planning for our facilities. We group our facilities and markets into regions with focused local management teams that provide guidance and oversight. Each of our hospitals’ local management teams are generally comprised of a chief executive officer, chief financial officer and chief nursing officer or director of nursing. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth revenue growth strategies through the expansion of offered services, as well as plans to improve operating efficiencies and reduce costs. We believe that the ability of the local management team to identify and meet the needs of our patients, medical staff and the community is critical to the success of our hospitals and allows our local providers and clinical staff to provide the quality and level of care needed for the patients they are treating. We base the compensation for each local management team in part on its ability to achieve the clinical quality and financial goals set forth in the annual operating plan.

Boards of trustees at our hospitals, consisting of local community leaders, members of the medical staff and members of the local management team provide community leadership and guidance to our hospitals. Members of each board of trustees are identified and recommended by our local management teams and generally serve three-year, staggered terms. The boards of trustees approve and monitor the hospitals’ medical, professional and ethical practices, and ensure that they conform to our high standards. We maintain company-wide compliance and quality assurance programs and use patient care evaluations and other assessment methods to support and monitor quality of care standards and meet accreditation and regulatory requirements.

We provide our local management with corporate assistance in maintaining systematic policies and procedures at each hospital we acquire in order to improve clinical and financial performance. These policies include ethics, quality assurance, safety and compliance programs, supply and equipment purchasing and leasing contracts, managed care contracting, accounting, financial and clinical systems, governmental reimbursement, personnel management, resource management and employee benefits. These uniform policies and procedures are designed to provide us with consistent management and financial reports for all our facilities and facilitate the performance evaluation of each facility.

Hospital revenue depends primarily upon inpatient occupancy levels, the volume of outpatient procedures and the charges or negotiated payment rates for the services provided. Reimbursement rates and charges for routine services vary significantly depending on the type of services provided, the payor and the market in which the hospital is located.

We believe the most important factors affecting the utilization of a hospital are its clinical quality and market position and the number, quality and specialties of physicians and medical staff caring for patients at the facility.

Overall, we believe that the attractiveness of a hospital to patients, physicians and payors depends on its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors which affect utilization include local demographics and population growth, local economic conditions and managed care market penetration.

Our Supply Purchasing

We are a participant in the HealthTrust Purchasing Group purchasing organization. This organization uses its purchasing power, along with its willingness to move vendor business, to negotiate vendor agreements at favorable rates. The vendor agreements include medical supplies, pharmaceuticals, medical devices and implants, business supplies, major capital equipment and service agreements. By participating as a member of this organization, we are able to procure supplies and equipment at competitively priced rates for our facilities.

Our Properties and Facilities

The locations of our hospitals and the number of licensed beds at each hospital as of December 31, 2024 are set forth in the table above under “Item 1. Business—Our Platform.” We operate 30 acute care hospitals including one managed hospital, two rehabilitation hospitals and two surgical hospitals, with a total of 4,281 licensed beds, and provided physician and other ancillary healthcare services through a system of more than 1,360 employed providers. Our healthcare facilities serve urban and suburban markets in Amarillo, Texas; Harker Heights, Texas; Tyler, Texas; Albuquerque, New Mexico; Tulsa, Oklahoma; Topeka, Kansas; Pocatello, Idaho; Westwood, New Jersey; and Montclair, New Jersey. The other healthcare facilities include medical office buildings located on the same campus as, or near, our acute care hospitals, physician practices and various ancillary healthcare facilities. All of our hospitals and other applicable healthcare facilities are eligible to participate in the Medicare and Medicaid programs.

As of December 31, 2024, we leased approximately 87,000 square feet of office space at 340 Seven Springs Way, Suite 100, Brentwood, Tennessee for our corporate headquarters. In addition, as of December 31, 2024, we leased approximately 1,582 square feet of office space at 7100 Commerce Way, Suite 15, Brentwood, Tennessee and 22,500 square feet of office space at 565 Marriott Drive, Suite 500, Nashville, Tennessee, for our information systems operations. We own, or control through our JVs, Portneuf Medical Center in Pocatello, Idaho; the University of Kansas St. Francis Campus in Topeka, Kansas; Pascack Valley Medical Center in Westwood, New Jersey; Physicians Surgical Hospitals in Amarillo, Texas; Seton Medical Center Harker Heights in Harker Heights, Texas; UT Health Henderson in Henderson, Texas; UT Health Jacksonville in Jacksonville, Texas; and UT Health Tyler in Tyler, Texas.

We lease ten of our hospitals from subsidiaries of Ventas pursuant to the Ventas Master Lease (the "Ventas Master Lease"). For additional information regarding the terms of the Ventas Master Lease, see Note 4, "Related Party Transactions" to our consolidated financial statements. Additionally, during 2022, we completed the sale of 18 medical office buildings to Ventas in exchange for $204.0 million and concurrently entered into agreements to lease the real estate back from Ventas over a 12-year initial term with eight options to renew for additional five-year terms (the "MOB Transactions"). For additional information regarding the MOB Transactions, refer to Note 5, "Leases" to our consolidated financial statements.

We lease from Medical Properties Trust, Inc. ("MPT") the real property on which Hackensack Meridian Mountainside Medical Center is located. The initial lease term commenced on March 31, 2014 and ends on December 31, 2029. Following the initial lease term, there are four renewal options for a total of 14 additional years. The leased property is primarily used for the operation of Hackensack Meridian Mountainside Medical Center. The monthly rent under the lease is calculated on the basis of the lease base amount of $115 million multiplied by the lease rate (an amount equal to eight percent, subject to yearly increases as provided in the lease) divided by 12.

Our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs. Our obligations under our Senior Secured Credit Facilities are secured by a pledge of substantially all of the assets of the Company and our guarantor subsidiaries, including first priority mortgages on the real property on which we operate hospitals that are owned by one of our wholly owned subsidiaries. Our properties are also subject to various federal, state and local statutes and ordinances regulating their operation. Management does not believe that compliance with such statutes and ordinances will materially adversely affect our financial position or results of operations.

Competition

The hospital industry is highly competitive, and the competition among hospitals and other healthcare providers for patients has intensified in recent years as patients have become more conscious of rising costs and quality of care in the healthcare decision-making process. We currently face competition from established, not-for-profit healthcare systems, investor-owned hospital companies and outpatient service providers. Some of these competing facilities may offer more complex services or more modern facilities and equipment than those available at our hospitals. Some are owned by tax-supported government agencies or not-for-profit entities, affording financial advantages such as exemption from property and income taxes. Some competitors are implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups, and participating in ACOs or other clinical integration models. In the future, we expect to encounter increased competition from companies, like ours, that aim to consolidate hospitals and other healthcare companies in specific geographic markets. Continued consolidation in the healthcare industry will be a leading factor contributing to increased competition both in markets in which we already have a presence and in markets we may enter in the future.

One of the most important factors in the competitive position of an acute care hospital is its location, including its geographic coverage, and access to patients. A location convenient to a large population of potential patients or a wide geographic coverage area through a hospital network can significantly benefit an acute care hospital’s competitive position. Another important factor is the scope and quality of services an acute care hospital offers, whether at a single facility or through a network, compared to the services offered by its competitors. An acute care hospital that offers a broad range of services and has a strong local market presence is more likely to obtain favorable managed care contracts. To ensure we remain competitive in our managed care markets, we intend to regularly evaluate changing circumstances, including sufficiency of services and access to patients, in the geographic areas in which we operate. Where appropriate, we may choose to form our own, or join with others to form, local hospital networks.

A hospital’s competitive position also depends on the quality and scope of the practices of physicians associated with the hospital. We believe that physicians provide care to patients at our facilities primarily on the basis of the quality and scope of services provided by the hospital, the quality of the medical staff and employees affiliated with the hospital, the hospital’s location and the quality and age of the hospital’s equipment and physical plant. We seek to retain physicians of varied specialties on our medical staffs and to attract other qualified physicians. Most physicians at our hospitals also have admitting privileges at other hospitals. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the needs of physicians, they may choose to spend more time at our competitors’ hospitals and other facilities, which could cause a decline in patient volume.

We believe that physician alignment strategies promote clinical integration, enhance quality of care, and make us more efficient and competitive in a healthcare environment trending toward value-based purchasing models. We aim to align with physicians through various recruitment and employment strategies, as well as through alternative means of alignment, such as the formation of provider networks in certain markets. While we expect that employing physicians will relieve some cost pressures associated with on-call coverage and other professional fees, we anticipate incurring additional labor and other related costs as we continue to integrate recently employed physicians and their support staff. In addition, we face significant competition for skilled physicians in certain of our markets as more providers are adopting a physician staffing model.

Other factors affecting our competitive position include:

•our reputation for quality and cost of care, which may be impacted by trends toward clinical transparency;
•retention of managed care contracting relationships and our ability to enter into new contracts on favorable terms;

•and state certificate of need ("CON") laws, which may limit our ability to expand services and facilities, make capital expenditures, and otherwise make changes in operations.

Some of our competitors are larger and more established, have greater geographic coverage, offer a wider range of services (including extensive research and medical education programs) and/or have more capital or other resources than we do. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Currently, our acute care hospitals compete directly with some of the largest not-for-profit providers in each of their respective states.

Reimbursement and Payment

We receive payment for healthcare services from the federal Medicare program; state Medicaid or similar programs; health insurance carriers, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and other managed care programs; and patients directly.

Medicare is a federal healthcare program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons, persons with end-stage renal disease and persons with Lou Gehrig’s Disease. Medicaid is a federal-state program, administered by the states, that provides hospital and medical benefits to qualifying individuals who are unable to afford healthcare. Payment under the Medicare and Medicaid programs is conditioned on satisfaction of extensive provider enrollment requirements. All of our hospitals are eligible to participate in Medicare and Medicaid programs. Amounts received under Medicare and Medicaid programs are generally significantly less than established hospital gross charges for the services provided. Since a substantial portion of our revenue comes from patients under Medicare and Medicaid programs, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in these programs. The trend toward increased enrollment in Medicare and Medicaid managed care programs may adversely affect our operating revenue.

Within the framework of the Medicare and Medicaid programs, there are areas subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs. Reimbursement is subject to audit and review by government agencies and contractors, such as the Medicare Administrative Contractors ("MACs").

Our hospitals generally offer discounts from established charges to certain group purchasers of healthcare services, including private health insurers, employers, HMOs, PPOs, health plans offered through insurance marketplaces created pursuant to the Affordable Care Act (“Exchanges”) and other managed care plans. These discount programs generally limit our ability to increase revenues in response to increasing costs. Patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services by Medicare and Medicaid programs, insurance companies, HMOs, PPOs and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors.

We provide discounts to uninsured patients who do not qualify for Medicaid or for financial relief under our charity care policy. In implementing our uninsured discount policy, we may attempt to provide assistance to uninsured patients to help determine whether they may qualify for Medicaid, other federal or state assistance or charity care under our charity care policy. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Medicare

In addition to the Medicare reimbursement reductions and adjustment discussed below, the Budget Control Act of 2011 (the "BCA") requires automatic spending reductions to reduce the federal deficit, resulting in a uniform percentage reduction across all Medicare programs of 2% per federal fiscal year that extends through the first seven months in which the federal fiscal year 2032 sequestration order is in effect. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, and the payment adjustment was reduced from 2% to 1% from April 1, 2022 until June 30, 2022. The full 2% reduction resumed July 1, 2022. These reductions apply to certain other federally funded healthcare programs, including TRICARE. As a result of the American Rescue Plan Act of 2021 ("ARPA"), an additional Medicare payment reduction of up to 4% was required to take effect in January 2022, although Congress has delayed implementation of this reduction until 2025. As of January 1, 2025, Medicare payments under the Physician Fee Schedule have been reduced 2.8% from prior year levels. We anticipate that the federal deficit will continue to place pressure on government healthcare programs, and it is possible that future deficit reduction legislation will impose additional spending reductions.

Inpatient Acute Care

Payments for inpatient acute services are generally made pursuant to PPS. Under PPS, our hospitals are paid a predetermined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a Medicare severity diagnosis-related group, commonly known as an “MS-DRG,” based upon the patient’s condition and treatment during the relevant inpatient stay. The MS-DRGs are severity-adjusted to account for the severity of each patient’s condition and expected resource consumption. Each MS-DRG has a payment weight assigned to it based on the average resources used to treat Medicare patients in that MS-DRG. MS-DRG payments are based on national averages and not on charges or costs specific to a hospital. Medicare sets discharge base rates (standardized payment amounts), which are adjusted according to the MS-DRG relative weights and geographic factors. While a hospital generally does not receive payment in addition to a MS-DRG payment, hospitals may qualify for an “outlier” payment when a specific patient’s treatment costs are extraordinarily high and exceed a specified regulatory threshold.

MS-DRG rates are updated, and MS-DRG weights are recalibrated, using cost-relative weights each federal fiscal year (which begins October 1). The index used to update the MS-DRG rates, known as the “market basket,” gives consideration to the inflation experienced by hospitals and entities outside the healthcare industry in purchasing goods and services.

MS-DRG payment rates were increased by the market basket update of 3.3% and 2.9% for each of federal fiscal years 2024 and 2025, respectively, subject to certain adjustments. For federal fiscal year 2024, the market basket was reduced by a 0.2 percentage point productivity adjustment. For federal fiscal year 2025, the market basket was reduced by a 0.5 percentage point productivity adjustment. A reduction of 25% of the market basket update occurs if patient quality data is not submitted, and a reduction of 75% of the market basket update occurs for hospitals that fail to demonstrate meaningful use of certified EHR technology without receiving a hardship exception. Additional adjustments may apply, depending on patient-specific or hospital-specific factors.

The MS-DRG payment rates are also adjusted to promote value-based purchasing, linking payments to quality and efficiency. First, hospitals that meet or exceed certain quality performance standards receive greater reimbursement under CMS’s Hospital Value-Based Purchasing Program, while hospitals that do not satisfy certain quality performance standards receive reduced Medicare inpatient hospital payments. CMS withholds 2% of participating hospitals’ Medicare payments and uses the total amount collected to fund the payments that reward hospitals based on a set of quality measures. CMS scores each hospital on its achievement relative to other hospitals and improvement relative to that hospital’s own past performance. Second, inpatient payments are reduced for hospitals experiencing “excess readmissions” within 30 days from the patient’s date of discharge following treatment, during a prior performance review period, for conditions or procedures designated by CMS. Hospitals receive reduced payments for all inpatient discharges in the fiscal year, not just discharges relating to the conditions or procedures subject to the readmission standard. The payment reduction, which can be up to 3% of a hospital’s base payments, is determined by assessing that hospital’s readmissions relative to hospitals with similar proportions of dual-eligible patients. Third, the bottom quartile of hospitals based on the national risk-adjusted HAC rates in the previous year have their total inpatient operating Medicare payments reduced by 1%. In response to the COVID-19 pandemic, CMS paused or refined several measures across various hospital quality measurement and value-based purchasing programs. However, as of fiscal year 2024, these programs have resumed in their standard form.

Outpatient Services

CMS also reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. APC payment rates are generally determined by applying a conversion factor, which CMS updates annually using a market basket. For calendar year 2024, CMS increased payment rates under the hospital outpatient PPS by an estimated 3.1%. This increase reflects a market basket increase of 3.3% with a negative 0.2 percentage point productivity point adjustment. For calendar year 2025, CMS increased payment rates under the hospital outpatient PPS by an estimated 2.9%, reflecting a market basket increase of 3.4%, with a negative 0.5 percentage point productivity adjustment. A 2.0 percentage point reduction to the market basket update applies to hospitals that do not submit required patient quality data.

The Medicare reimbursement we receive may also be affected by broad shifts in payment policy. For example, in June 2022, the U.S. Supreme Court invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. Although our hospitals do not participate in the 340B program, the decision has implications for all hospitals reimbursed under the outpatient prospective payment system ("PPS"). The 340B program allows participating hospitals to purchase certain outpatient drugs from manufacturers at discounted rates. These hospitals are reimbursed for the discounted drugs under the same Medicare payment methodology and rates that are applied to non-340B hospitals. In 2018, the U.S. Department of Health and Human Services ("HHS") implemented a payment policy that reduced Medicare payments to 340B hospitals for most drugs obtained at 340B-discounted rates, and which resulted in increased payments for non-340B hospitals, including our facilities. Instead of ordering HHS to pay 340B hospitals the difference between the rates under the 2018 payment policy and what should have been paid, the United States District Court for the District of Columbia allowed HHS to develop an appropriate remedy to address underpayments to 340B hospitals that resulted from the policy in past payment years. For calendar year 2023, CMS finalized the payment rate for drugs acquired through the 340B program in light of the U.S. Supreme Court decision and, to achieve budget neutrality, implemented a reduction of approximately 3.1% to payment rates for non-drug services under the outpatient PPS. In November 2023, HHS finalized the remedy for calendar years 2018 through 2022, directing that $9 billion be paid to affected 340B providers in a one-time lump sum payment. In order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually. This adjustment will start in calendar year 2026 and continue for approximately 16 years.

In addition, CMS has implemented an expanded site-neutral payment policy for clinic visit services provided at all off-campus provider-based departments. Under the policy, clinic visit services provided at all off-campus provider-based department are not covered as outpatient department services under the outpatient PPS, but are instead reimbursed at the Medicare Physician Fee Schedule rates, which are generally substantially lower than the outpatient PPS rate.

Inpatient Rehabilitation

CMS also reimburses services provided in inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities (additional diseases or disorders occurring in a single patient) and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2024, CMS increased inpatient rehabilitation payment rates by 3.4%. This reflected a market basket update of 3.6% reduced by a 0.2 percentage point productivity adjustment, with adjustments related to outlier threshold results. For federal fiscal year 2025, CMS increased inpatient rehabilitation payment rates by 3.0% based on a market basket update of 3.5% reduced by a 0.5 percentage point productivity adjustment. In addition, CMS requires IRFs to report quality measures to avoid receiving a reduction of 2 percentage points to the market basket update.

In order to qualify for classification as an IRF, at least 60% of a facility’s inpatients during the most recent 12-month CMS-defined review period must have required intensive rehabilitation services for one or more of 13 specified conditions, among other coverage criteria. IRFs must also meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, ongoing coordination of care and involvement of rehabilitation physicians. A facility that fails to meet the 60% threshold, or other criteria to be classified as an IRF, will be paid under either the acute care hospital inpatient or outpatient PPS, which generally provide for lower payment amounts.

Physician Services

Payment under the Medicare program for physician services is based upon the Medicare Physician Fee Schedule, under which CMS has assigned a national relative value unit ("RVU") to most medical procedures and services that reflects the resources required to provide the services relative to all other services. Each RVU is calculated based on a combination of the time and intensity of work required, overhead expense attributable to the service, and malpractice insurance expense. These elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. CMS annually reviews resource inputs for select services. For calendar year 2024, CMS reduced the conversion factor by approximately 3.4%, though reductions for that calendar year were mitigated through partial offsets enacted by the Consolidated Appropriations Act of 2024. For calendar year 2025, CMS reduced the conversion factor by 2.83%.

CMS has implemented the Quality Payment Program ("QPP"), a payment methodology intended to reward high-quality patient care. Physicians and certain other healthcare clinicians are required to participate in one of two QPP payment tracks. Under both tracks, performance data collected in each performance year will affect Medicare payments two years later. CMS expects to transition increasing financial risk to providers as QPP evolves. Under the Advanced Alternative Payment Model (“Advanced APM”) track, incentive payments are available based on participation in specific innovative payment models approved by CMS. Providers may earn a Medicare incentive payment and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (“MIPS”), if the provider has sufficient participation in an Advanced APM. After the 2023 performance year and associated payments in 2025, Advanced APM incentive payments will no longer be available. Instead, beginning in the 2024 performance year, qualifying providers may receive positive adjustments to their Physician Fee Schedule payment rates. Alternatively, providers may participate in the MIPS track, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of EHRs.

Other

CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services, nonimplantable orthotics and prosthetics, freestanding surgery center services and services provided by independent diagnostic testing facilities.

Medicaid

Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid payments are made under a PPS or under programs which negotiate payment levels with individual hospitals. The Affordable Care Act, as enacted, requires states to expand Medicaid coverage to all individuals under age 65 with incomes effectively at or below 138% of the federal poverty level. However, states may opt out of the expansion without losing existing federal Medicaid funding. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. A number of members of Congress have indicated their intent to increase state flexibility in the administration of Medicaid programs, including allowing states to condition enrollment on work or other community engagement. For instance, Georgia has imposed work and community engagement requirements under a Medicaid demonstration program.

The federal government and many states are considering various strategies to reduce Medicaid expenditures. Currently, several states utilize supplemental reimbursement programs intended to offset a portion of the costs to providers associated with providing care to Medicaid and indigent patients. These programs are designed with input from CMS and may be funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the healthcare providers. We can provide no assurance that changes to Medicaid programs or reductions to Medicaid funding will not have a material adverse effect on our consolidated results of operations.

Federal funds under the Medicaid program may not be used to reimburse providers for medical assistance provided to treat certain provider-preventable conditions. Each state Medicaid program must deny payments to providers for the treatment of hospital-acquired conditions designated by CMS as well as other provider-preventable conditions that may be designated by the state.

Disproportionate Share Hospital and Medicaid Supplemental Payments

In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive Supplemental Security Income). Disproportionate Share Hospital ("DSH") payment adjustments are determined annually based on certain statistical information required by HHS and are paid as a percentage addition to MS-DRG payments. The methodology for calculating DSH payment adjustments is affected by shifts in payment policy. For example, in August 2023, CMS finalized changes to the DSH formula, modifying the treatment of patient days paid under demonstrations authorized under Section 1115 of the Social Security Act (including through demonstration-authorized uncompensated and undercompensated care pools) in the Medicaid fraction of the DSH payment formula. These changes could lower DSH payments for many hospitals and adversely impact our results of operations. CMS also distributes a payment to each DSH hospital that is allocated according to the hospital’s proportion of uncompensated care costs relative to the uncompensated care amount of other DSH hospitals.

Some states make additional supplemental payments to providers through the Medicaid program that are separate from base payments and are not specifically tied to an individual’s care. These supplemental payments may be in the form of Medicaid DSH payments, which are intended to offset hospital uncompensated care costs. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Affordable Care Act and subsequent legislation provide for reductions to the Medicaid DSH hospital program. Under current law, Medicaid DSH payments will be reduced by $8 billion for the period beginning January 1, 2025 and ending September 30, 2025, and in each of federal fiscal years 2026 and 2027.

Many states have implemented state directed payment ("SDP") arrangements to direct certain Medicaid managed care plan expenditures. These arrangements, which are subject to approval by CMS, allow states to implement delivery system and provider payment initiatives by requiring Medicaid managed care organizations to pay providers according to specific rates or methods. For example, SDP arrangements may require managed care plans to implement value-based purchasing models or performance improvement initiatives, or may direct managed care plans to adopt specific payment parameters, such as minimum or maximum fee schedules for specific types of providers. States are increasingly using SDP arrangements, and the use of SDP arrangements may decrease state utilization of other supplemental payment programs, diverting or reducing previously-available funding for certain providers. SDP arrangements can be limited to a specific subset of providers, and providers that do not satisfy applicable criteria may be ineligible for payments. All SDP programs are subject to annual approval by CMS. If a state is unable to obtain future CMS approvals of these programs or if the funds available under these programs are reduced, eliminated, or grow at a slower rate than expected, our revenues could be negatively impacted.

Supplemental payments may also be in the form of non-DSH payments, such as upper payment limit payments, which are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates, or payments under other programs that vary by state under Section 1115 waivers. These supplemental reimbursement programs are generally authorized by CMS for a specified period of time and require CMS’s approval to be extended.

2024 Supplemental Payment Program Updates

On April 1, 2024, a new Oklahoma directed payment program (the "OK DPP") became effective, under which hospitals receive directed payments through Oklahoma’s new Medicaid managed care delivery system, resulting in reimbursement near the average commercial rate. The existing upper payment limit component of Oklahoma’s Supplemental Hospital Offset Payment Program will remain in place for certain categories of Medicaid patients that will continue to be enrolled in Oklahoma’s traditional Medicaid Fee for Service program.

In March 2024, New Mexico’s Healthcare Delivery and Access Act (the "HDA Act") was signed into law and was approved by CMS on November 25, 2024 with an effective period of July 1, 2024 through December 31, 2024. The HDA Act provides directed payments for hospitals that serve patients in New Mexico’s Medicaid managed care delivery system.

Under the OK DPP and the directed payment program pursuant to the HDA Act, we recognized an aggregate net benefit to pre-tax income of approximately $98.0 million during the year ended December 31, 2024.

TRICARE

TRICARE is the Department of Defense’s healthcare program for members of the armed forces. For inpatient services, TRICARE reimburses hospitals based on a DRG system modeled on the Medicare inpatient PPS. For outpatient services, TRICARE reimburses hospitals based on a PPS that is similar to that utilized for services furnished to Medicare beneficiaries.

Annual Cost Reports

All hospitals participating in the Medicare, Medicaid and TRICARE programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenues, costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits often require several years to reach the final determination of amounts due to or from us under these programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of cost reports.

Managed Care and Commercial Insurance

Under the Managed Medicare program, also known as Medicare Part C or Medicare Advantage, the federal government contracts with private health plans to provide members with Medicare benefits. The plans may choose to offer supplemental benefits and impose higher premiums and cost-sharing obligations. Enrollment in Medicare Advantage plans is increasing, with industry estimates stating that more than one half of the eligible Medicare population enrolled in such a plan in 2024; projected enrollment estimates remain consistent for 2025.

Similarly, enrollment in managed Medicaid programs has increased in recent years as state governments seek to control healthcare costs. Managed Medicaid programs enable states to contract with private entities to handle program responsibilities like care management and claims adjudication. The provisions of these programs are state-specific. Many states direct managed care plans to pass through supplemental payments to designated providers, independent of services rendered, to ensure consistent funding of providers that serve large numbers of low-income patients. In an effort to more closely tie funds to delivery and outcomes, CMS limits these “pass-through payments” to managed Medicaid plans and will ultimately prohibit such payments in contracts beginning on or after July 1, 2027, with some exceptions for when states are transitioning Medicaid populations or services to a managed care system.

Our hospitals provide services to individuals covered by private healthcare insurance or by health plans administered by managed care companies. These payors pay our hospitals or in some cases reimburse their policyholders based upon the hospital’s established charges and the coverage provided in the insurance policy. They try to limit the costs of hospital services by negotiating discounts, including PPS, which would reduce payments by commercial insurers or health plans to our hospitals. Commercial insurers and managed care companies also seek to reduce payments to hospitals by establishing payment rules that in effect re-characterize the services ordered by physicians. For example, some payors vigorously review each patient’s length of stay in the hospital and re-characterize as outpatient all inpatient stays of less than a particular duration (e.g., 24 hours). Reductions in payments for services provided by our hospitals to individuals covered by these payors could adversely affect us.

Administration and Integrity

CMS competitively bids the Medicare fiscal intermediary and Medicare carrier functions to MACs in 12 jurisdictions. Each MAC is geographically assigned and serves both Part A and Part B providers within a given jurisdiction. Chain providers, meaning providers under common ownership or control, have the option of having all hospitals use one home office MAC. Although we elected to use one MAC, CMS has not converted all of our hospitals to one MAC and currently does not have an established date to accomplish the conversion. CMS periodically re-solicits bids, and the MAC servicing a geographic area can change as a result of the bid competition. MAC transition periods can impact claims processing functions and the resulting cash flow.

CMS also contracts with third parties to promote the integrity of the Medicare program through review of quality concerns and detection of improper payments, and corrections of improper payments. Quality improvement organizations ("QIOs"), for example, are groups of physicians and other healthcare quality experts which work on behalf of CMS to ensure that Medicare pays only for goods and services that are reasonable and necessary and that are provided in the most appropriate setting. Under the RAC program, CMS contracts with Recovery Audit Contractors ("RACs") nationwide to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program, as required by statute. RACs review claims submitted to Medicare for billing compliance, including correct coding and medical necessity. Compensation for RACs is on a contingency basis and based upon the amount of overpayments and underpayments identified, if any. CMS limits the number of claims that RACs may audit by limiting the number of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year. CMS has implemented the RAC program on a permanent, nationwide basis and expanded the RAC program to the managed Medicare program and Medicare Part D. CMS has transitioned some of its other integrity programs to a consolidated model by engaging Unified Program Integrity Contractors ("UPICs") to perform audits, investigations and other integrity activities.

Congress has expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program through the Medicaid Integrity Program. CMS employs UPICs to perform audits of Medicaid claims, identify overpayments, and perform investigations and other integrity activities. Working across five geographic jurisdictions, UPICs collaborate with states and coordinate provider investigations across the Medicare and Medicaid programs. In addition, state Medicaid agencies are required to establish Medicaid RAC programs. These programs vary by state in design and operation.

We maintain policies and procedures to respond to the RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable, and we pursue reversal of adverse determinations at appropriate appeal levels. In recent years, there have been significant delays in the Medicare appeals process. However, HHS has taken steps to streamline the appeals process and has significantly reduced the appeals backlog. Depending upon changes to and the growth of RAC programs and other Medicare and Medicaid integrity programs, our success in appealing claims in future periods, and potential future delays in the appeals process, our cash flows and results of operations could be negatively impacted.

Accountable Care Organizations and Bundled Payment Initiatives

With the aim of reducing healthcare costs by improving quality and operational efficiency, accountable care organizations ("ACOs") are gaining traction in both the public and private sectors. An ACO is a network of providers and suppliers (including hospitals, physicians and other designated professionals) that work together to invest in infrastructure and redesign delivery processes to achieve high-quality and efficient delivery of services. Promoting accountability and coordination of care, ACOs are intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. There are several types of ACO programs, including the Medicare Shared Savings Program.

The Center for Medicare & Medicaid Innovation Center (“CMMI”) is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs while improving quality of care. For example, providers participating in bundled payment initiatives agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a set amount, these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Hospitals may receive supplemental Medicare payments or owe repayments to CMS depending on whether overall CMS spending per episode exceeds or falls below a target specified by CMS and whether quality standards are met. The CMMI has implemented a voluntary bundled payment program known as the Bundled Payment for Care Improvement Advanced initiative. Participation in bundled payment programs is generally voluntary, but CMS requires hospitals in selected geographic areas to participate in a mandatory bundled program for specified orthopedic procedures and a model for end-stage renal disease treatment. In addition, a mandatory radiation oncology model was expected to begin on January 1, 2023, but CMS has indefinitely delayed its implementation. CMS has indicated that it will provide six months’ notice before starting the model.

In a strategic report issued in 2021 and updated in 2022, the CMMI highlighted the need to accelerate the movement to value-based care and drive broader system transformation. By 2030, the CMMI aims to have all fee-for-service Medicare beneficiaries and most Medicaid beneficiaries in a care relationship with accountability for quality and total cost of care. CMS also indicated it will streamline its payment model portfolio and consider how to ensure broad provider participation, including by implementing more mandatory models. Strategic reports published by CMS over the last several years have reflected its continued interest in using accountable care models to facilitate care coordination across specialties, data sharing between providers, and greater access to care for rural communities. Moreover, several private third party payors are increasingly employing alternative payment models, which may increasingly shift financial risk to providers. We expect value-based purchasing programs, including models that condition reimbursement on patient outcome measures, to become more common with both governmental and non-governmental payors.

Uninsured and Self-Pay

Self-pay revenues are derived from providing healthcare services to patients without health insurance coverage and from the patient responsibility portion of payments for our healthcare services that are not covered by an individual’s health plan. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government healthcare programs or private third party payors. Any increases in uninsured individuals, changes to the payor mix or greater adoption of health plan structures that result in higher patient responsibility amounts could increase amounts due from individuals.

Regulation and Licensing

A framework of complex federal and state laws, rules and regulations governs the healthcare industry, which is subject to shifts in political and regulatory dynamics. If we fail to comply with applicable laws and regulations, we may be subject to criminal penalties and civil sanctions, our hospitals could lose their licenses and we could lose our ability to participate in Medicare, Medicaid and other government programs. Therefore, we devote significant time and resources to regulatory compliance, including compliance with those laws and regulations described below.

Healthcare facility construction and operation are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, dispensing narcotics, handling radioactive materials, fire prevention, rate-setting, building codes and environmental protection. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for permitting, licensing and accreditation. We believe our hospitals are licensed under appropriate state laws and are qualified to participate in Medicare and Medicaid programs. To receive reimbursement under the Medicare and Medicaid programs, organizational providers and suppliers and individuals must satisfy extensive enrollment and revalidation requirements. CMS has the authority to deny or revoke Medicare enrollment and deactivate billing privileges for a variety of reasons. An adverse action relating to Medicare enrollment may impact a provider’s Medicaid eligibility, and adverse actions relating to Medicaid enrollment may impact Medicare enrollment. In addition, our acute care hospitals are accredited by either The Joint Commission or Det Norske Veritas, which evaluate the hospitals for compliance with applicable health and administrative standards to participate in Medicare and Medicaid programs. If any facility were to lose its Medicare or Medicaid certification, the facility would be unable to receive reimbursement from federal healthcare programs. If any facility were to lose accreditation, the facility would be subject to state surveys, potentially be subject to increased scrutiny by CMS and likely lose payment from private third party payors.

The requirements for permits, licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services. The requirements for permits, licensure, certification and accreditation often include notification or approval in the event of the transfer or change of ownership or certain other changes. Failure to provide required notifications or obtain necessary approvals in these circumstances can result in the inability to complete an acquisition or change of ownership, loss of licensure, lapses in reimbursement or other penalties.

In some states where we operate hospitals and other healthcare facilities, the construction or expansion of healthcare facilities, the acquisition of existing facilities, the transfer or change of ownership, capital expenditures exceeding a prescribed amount and the addition of new beds or services may be subject to review by and prior approval of, or notifications to, state regulatory agencies under a CON program. Such laws generally require the reviewing state agency to determine the public need for additional or expanded healthcare facilities and services. Failure to provide required notifications or obtain necessary state approvals can result in the inability to expand facilities, add services, complete an acquisition or change ownership or other penalties.

The Controlled Substances Act and Drug Enforcement Administration (“DEA”) regulations require every person who dispenses controlled substances to be registered with the DEA at each principal place of business or professional practice where the person dispenses controlled substances, subject to limited exceptions. Each hospital or clinic must hold a DEA registration at each location and may be subject to similar state registration requirements. In addition, we are subject to a variety of federal and state statutes and regulations that govern operational issues related to pharmaceuticals and controlled substances, such as those related to packaging, storing, and dispensing of pharmaceutical drugs, inventory control and recordkeeping requirements for controlled substances, and other standards intended to prevent diversion of controlled substances. The DEA, the Department of Justice (“DOJ”), HHS, and state boards of pharmacy have broad enforcement powers, may conduct audits and investigations and can impose substantial fines and other penalties, including revocation of registration.

Medical Technology Innovations

HHS and the U.S. Food and Drug Administration (the “FDA”) have spearheaded regulatory oversight of medical technology innovations in the healthcare industry, most notably with respect to the use of artificial intelligence in support of clinical decision-making. In 2023, for example, HHS issued a final rule implementing transparency requirements for healthcare providers using artificial intelligence and other predictive algorithms when making clinical healthcare determinations. The FDA has expressed that its jurisdiction extends to such software when used to support clinical decision-making because the software qualifies as a “medical device” under the Food, Drug, and Cosmetic Act. A determination that the software programs we use in our healthcare operations qualify as “medical devices” could subject those programs to premarket approval or clearance under the Food, Drug, and Cosmetic Act and require us to terminate their use until the requisite approvals are obtained.

Future rulemakings by either HHS or the FDA could affect or limit our use of these software programs, or otherwise increase the costs associated with using such software. We are unable to predict the level of scrutiny these or other regulatory bodies will place on our operations that currently utilize, or will in the future utilize, artificial intelligence and/or predictive algorithms in the clinical space; however, we expect that new, applicable laws and regulations will be passed in the near future at both the federal and state level. In early 2025, for example, the Texas legislature began deliberating passage of the Texas Responsible AI Government Act (“TRAIGA”), which would seek to regulate the use of “high-risk artificial intelligence systems” in certain “high-risk” industries such as healthcare, finance, and legal services. If passed into law, TRAIGA would become one of the most expansive state laws governing artificial intelligence systems currently in effect. Other states in which we operate are currently considering or have passed similar laws, including Oklahoma, New Jersey, and Kansas.

Changes in Public Healthcare Policy

The healthcare industry is subject to changing political, regulatory and other influences. Regulatory uncertainty has increased as a result of recent U.S. Supreme Court decisions and the outcome of the 2024 presidential election. In Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned decades of precedent that established a legal framework providing for significant judicial deference to federal agency interpretations of federal statutes (commonly referred to as the “Chevron Doctrine”). The Loper Bright holding requires that courts exercise independent judgment when determining whether an agency has exceeded its statutory authority, and holds that deference to the agency is no longer appropriate where a statute is ambiguous. It is expected that the Loper Bright decision and those that follow it will have a significant impact on highly regulated industries, including the healthcare industry. In the short term, the Loper Bright decision has introduced significant regulatory uncertainty, increasing the powers of the courts in the context of regulatory oversight, delaying or halting ongoing agency rulemaking processes, and prompting modifications or reversals of longstanding agency policy. Further adding to regulatory uncertainty and potential for significant policy changes, recent presidential executive orders have established a presidential advisory commission tasked with restructuring government agencies to reduce or eliminate regulations, government programs, and other expenditures.

At the same time, attempts to make significant changes to recent trends in healthcare public policy continue at the state and federal level. The most significant change to date in 21st century healthcare policy has been the Affordable Care Act, which affects how healthcare services are covered, delivered and reimbursed through expanded health insurance coverage, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs that tie reimbursement to clinical integration and quality of care. Since its passage, the Affordable Care Act has been subjected to repeated attempts to repeal, replace, or otherwise amend its framework with varying degrees of success. Subsequent legislation and regulation at the state and federal level have affected, and may continue to affect, individual eligibility for coverage under the Affordable Care Act. For example, ARPA increased access to health insurance subsidies for individuals eligible to purchase coverage through Affordable Care Act marketplaces; while these subsidies have been extended through the end of calendar year 2025, extension into future calendar years remains uncertain. These and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

Of critical importance to us is the potential impact of changes specific to the Medicaid program, including the funding and expansion provisions of the Affordable Care Act and subsequent legislation or agency initiatives. The Affordable Care Act expanded the categories of individuals eligible for Medicaid coverage and permits individuals with relatively higher incomes to qualify. While many states have expanded their Medicaid programs under the Affordable Care Act, others, including Texas, have opted out of doing so. Among the states that have adopted expansion, however, several have also enacted “trigger laws” that would terminate their expansion status should federal funding be reduced for any reason. We are unable to predict future changes to Medicaid funding by the federal government and thus the timing or impact of such funding changes on the Medicaid populations we serve. Other changes to the Medicaid program at the federal level may further reduce healthcare access and provider reimbursement. For example, CMS may grant states additional flexibility through “waivers” to condition Medicaid enrollment on work status, community engagement or other similar restrictions. Some states have already applied and received such waiver approval. The Medicaid landscape is constantly evolving as the federal and state governments consider and test various models of delivery and payment system reform.

Additional uncertainty arises from other reform efforts at the federal and state levels. For example, members of Congress have proposed legislation with the intent of transitioning the Medicare program away from traditional Medicare and toward a model based solely on Medicare Advantage. These proposals further include provisions that would eliminate some or all of the protections introduced by the Affordable Care Act. There continues to be legislative focus aimed at price transparency measures and protection of patients from out-of-network charges. In addition, expanded site-neutral payment policies could continue to reduce payment rates for services provided in inpatient settings relative to those provided in outpatient settings. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. For example, in recent years, there have been trends influenced by private and/or public payors toward enrollment in managed care programs, favoring outpatient care over inpatient care, and provider consolidation. These issues are further discussed in the section titled “Risk Factors—Risks Related to Regulation.”

Program Integrity and Fraud and Abuse

Participation in any federal healthcare program, including the Medicare and Medicaid programs, is heavily regulated by statute and regulation. If a hospital fails to comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the hospital’s participation in the federal healthcare programs may be terminated, or civil and/or criminal penalties may be imposed. Further, any person or entity that knowingly and willfully defrauds or attempts to defraud a healthcare benefit program, including private healthcare plans, may be subject to fines, imprisonment or both. Additionally, any person or entity that knowingly and willfully falsifies or conceals a material fact or makes any material false or fraudulent statements in connection with the delivery or payment of healthcare services by a healthcare benefit plan is subject to a fine, imprisonment or both. Civil monetary penalties are adjusted annually based on updates to the consumer price index.

Anti-Kickback Statute

The federal Anti-Kickback Statute (the "Anti-Kickback Statute") is a criminal law that prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare and Medicaid. Actual knowledge of the statute or specific intent to violate it is not required to commit a violation. Moreover, courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Further, submission of a claim for services or items generated in violation of the Anti-Kickback Statute may be subject to additional penalties under the False Claims Act ("FCA") as a false or fraudulent claim. Violations of the Anti-Kickback Statute may result in substantial criminal fines for each violation, imprisonment, substantial civil monetary penalties per violation that are subject to annual adjustment based on updates to the consumer price index, and damages of up to three times the total amount of the remuneration and/or mandatory exclusion from participation in government healthcare programs, including Medicare and Medicaid.

The HHS Office of Inspector General ("OIG") is one entity responsible for identifying and investigating fraud and abuse activities in federal healthcare programs. The OIG has promulgated “safe harbor” regulations that shield arrangements that fully comply with a safe harbor from prosecution. The failure of a particular activity to comply with the safe harbor regulations does not necessarily mean that the activity violates the Anti-Kickback Statute. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse. However, failure to comply with a safe harbor may lead to increased scrutiny by government enforcement authorities.

As part of its duties, the OIG provides guidance to healthcare providers by identifying types of activities that could violate the Anti-Kickback Statute through various methods, including advisory opinions and “Special Fraud Alerts.” These Special Fraud Alerts do not have the force of law, but identify features of arrangements or transactions that the government believes may cause the arrangements or transactions to violate the Anti-Kickback Statute or other federal healthcare laws. The OIG has identified several incentive arrangements that constitute suspect practices, including: (a) JVs with physicians and other referral sources, (b) payment of any incentive by a hospital each time a physician refers a patient to the hospital, (c) the use of free or significantly discounted office space or equipment in facilities usually located close to the hospital, (d) provision of free or significantly discounted billing, nursing or other staff services, (e) free training for a physician’s office staff in areas such as management techniques and laboratory techniques, (f) guarantees which provide, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder, (g) low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital, (h) payment of the costs of a physician’s travel and expenses for conferences, (i) coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician, (j) payment for services (which may include consultations at the hospital) which require few, if any, substantive duties by the physician, (k) purchasing goods or services from physicians at prices in excess of their fair market value, (l) rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer, and (m) physician-owned entities (frequently referred to as physician-owned distributorships or PODs) that derive revenue from selling, or arranging for the sale of, implantable medical devices ordered by their physician-owners for use on procedures that physician-owners perform on their own patients at hospitals or ASCs. The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

The OIG also issues “Special Advisory Bulletins” as a means of providing guidance to healthcare providers. These bulletins, along with the Special Fraud Alerts, have focused on certain arrangements that could be subject to heightened scrutiny by government enforcement authorities, including: (a) contractual JV arrangements and other JV arrangements between those in a position to refer business, such as physicians, and those providing items or services for which Medicare or Medicaid pays, and (b) certain “gainsharing” arrangements (i.e., the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts).

In addition to issuing Special Fraud Alerts and Special Advisory Bulletins, the OIG issues compliance program guidance for certain types of healthcare providers. The OIG guidance identifies a number of risk areas under federal fraud and abuse statutes and regulations. These areas of risk include compensation arrangements with physicians, recruitment arrangements with physicians and JV relationships with physicians.

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own equity or other financial interests in a number of our facilities. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include reimbursement for certain direct expenses, including relocation costs, income guarantees and, in some cases, loans. Although we strive to comply with the Anti-Kickback Statute, taking into account available guidance including the “safe harbor” regulations, we cannot assure you that regulatory authorities will not determine otherwise. If that happens, we could be subject to criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid, or other government healthcare programs. Civil monetary penalties are increased annually based on updates to the consumer price index.

Stark Law

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from making “referrals” for “designated health services,” payable by Medicare or Medicaid, to entities with which the physician or an immediate family member of the physician has a “financial relationship,” unless an exception applies. The Stark Law further prohibits entities that provide designated health services reimbursable by Medicare and Medicaid from billing the Medicare and Medicaid programs (or billing another individual, entity or third party payor) for any items or services that result from a prohibited referral, and requires the entities to refund amounts received for items and services provided pursuant to the prohibited referral on a timely basis. The term “designated health services” includes, among other things, inpatient and outpatient hospital services, home health services, and clinical laboratory services. These types of referrals are commonly known as “self-referrals.” The Stark Law is a strict liability statute, and sanctions for violating the Stark Law include denial of payment, substantial civil monetary penalties per claim submitted and exclusion from the federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty for a circumvention scheme. These penalties are updated annually based on changes to the consumer price index.

There are ownership and compensation arrangement exceptions to the self-referral prohibition. There are exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. A financial relationship must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law. From time to time, the federal government has issued regulations that interpret the provisions included in the Stark Law, but it is unclear how the government will interpret many of these exceptions for enforcement purposes. Further, we do not always have the benefit of significant regulatory or judicial interpretation of the Stark Law and its implementing regulations. We attempt to structure our relationships with physicians and physician-owned entities, including our physician-owned hospitals, to comply with the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot assure that every relationship complies fully with the Stark Law.

The Stark Law contains an exception, commonly referred to as the “whole-hospital” exception, allowing physicians to refer to a hospital if the physician owns an interest in an entire hospital, as opposed to an ownership interest in a hospital department. A hospital is physician-owned if any physician, or an immediate family member of a physician, holds debt, stock or other types of investment in the hospital or in any owner of the hospital, excluding physician ownership through publicly traded securities that meet certain conditions. The hospital must have had physician ownership in place as of March 23, 2010, and a Medicare provider agreement effective as of December 31, 2010 and meet additional “grandfathering” requirements imposed by the Affordable Care Act. These requirements prohibit physicians from increasing the aggregate percentage of their ownership in the hospital and restrict the ability of physician-owned hospitals from expanding the capacity of their aggregate licensed beds, operating rooms and procedure rooms, beyond the ownership percentage and capacities in place in 2010. The whole hospital exception also prohibits conditioning any physician ownership directly or indirectly on the owner making or influencing referrals, offering any ownership interests to physician owners on more favorable terms than those offered to non-physicians and providing any guarantee to physician owners to purchase other business interests related to the hospital. In addition, a grandfathered hospital cannot have been converted from an ambulatory surgery center to a hospital.

The whole-hospital exception also contains additional public disclosure requirements. For example, CMS regulations require physician-owned hospitals and their physician owners to disclose certain ownership information to patients. Physician-owned hospitals that receive referrals from physician owners must disclose in writing to patients that such hospitals are owned by physicians and that patients may receive a list of the hospitals’ physician investors upon request. A physician-owned hospital must require all physician owners who are members of the hospital’s medical staff to agree, as a condition of continued medical staff membership or admitting privileges, to disclose in writing to all patients whom they refer to the hospital their (or an immediate family member’s) ownership interest in the hospital. A grandfathered physician-owned hospital also must disclose on its website and in any public advertising the fact that it has physician ownership. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. If a hospital fails to comply with these regulations, the hospital could lose its Medicare provider agreement and be prevented from participating in Medicare.

Similar State Laws

Many states in which we operate have adopted statutes and/or regulations that prohibit the payment of kickbacks or any type of remuneration in exchange for patient referrals and that prohibit healthcare providers from, in certain circumstances, referring a patient to a healthcare facility in which the provider has an ownership or investment interest. While these statutes generally mirror the Anti-Kickback Statute and the Stark Law, they may vary widely in their scope and application. Some are specifically limited to healthcare services that are paid for in whole or in part by the Medicaid program; others apply regardless of the source of payment for care, extending to commercial payors and to patient out-of-pocket spending; and others apply only to state-defined designated services, which may differ from the designated health services under the Stark Law. In addition, many states have adopted statutes that mirror the FCA and that prohibit the filing of a false or fraudulent claim with a state governmental agency. However, these laws, rules and regulations have typically been the subject of limited judicial and regulatory interpretation. These statutes typically provide for criminal and civil penalties, as well as loss of licensure. A determination of non-compliance with the applicable state healthcare laws, rules, and regulations could subject our surgical facilities to civil and criminal penalties and could have a material adverse effect on our operations.

We are also subject to various state insurance statutes and regulations that prohibit us from submitting inaccurate, incorrect or misleading claims. Many state insurance laws and regulations are broadly worded and could be implicated, for example, if our facilities were to adjust an out-of-network co-payment or other patient responsibility amounts without fully disclosing the adjustment on the claim submitted to the payor. If we were found to be in violation of a state’s healthcare or insurance laws or regulations, such a determination could subject our facilities to civil and criminal penalties and have an adverse effect on our financial position and results of operations.

Clinical Laboratory Regulation

Our clinical laboratories are subject to federal oversight under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which extends federal oversight to most clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. Clinical laboratories that are subject to CLIA must meet quality assurance, quality control and personnel standards. These laboratories also must undergo proficiency testing and are subject to periodic inspections. Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity” or “waived.” Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Laboratories performing only waived tests, which are tests determined by the FDA to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. Our operations may also be subject to state and local laboratory regulation. CLIA provides that a state may adopt laboratory regulations different from or more stringent than those under federal law, and a number of states have implemented their own laboratory regulatory requirements. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records.

False Claims Act

We are subject to state and federal laws that govern the submission of claims for reimbursement and prohibit the making of false claims or statements. One of the most prominent of these laws is the FCA, which may be enforced by the federal government directly or by a qui tam plaintiff, or whistleblower, on the government’s behalf. The government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided and submitting false cost reports. In addition, the government takes the position that the FCA applies to payments made in connection with the Exchanges created under the Affordable Care Act, if those payments include any federal funds. When a private party brings a qui tam action under the FCA, the defendant is not made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. When a defendant is determined to have violated the FCA, the defendant may be required to pay three times the actual damages sustained by the government, plus substantial civil penalties per false claim. These civil monetary penalties are adjusted annual based on updates to the consumer price index.

There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly to include not only actual knowledge of a claim’s falsity, but also reckless disregard of the truth of the information, or deliberate ignorance of the truth or falsity of a claim. Specific intent to defraud is not required. Submission of claims for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. Whistleblowers and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA. False claims under the FCA also include the knowing and improper failure to report and refund amounts owed to the government in a timely manner following identification of an overpayment. An overpayment is deemed to be identified when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment.

Every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors and agents providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws. A number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. Federal law provides an incentive to states to enact false claims laws that are comparable to the FCA. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the FCA or similar state laws.

Other Fraud and Abuse Provisions

Providers can face substantial criminal and civil monetary penalties and exclusion from state and federal healthcare programs for a number of activities that are prohibited by fraud and abuse laws, including gainsharing arrangements, billing Medicare amounts that are substantially in excess of a provider’s usual charges, offering remuneration to influence a Medicare or Medicaid beneficiary’s selection of a healthcare provider, contracting with an individual or entity known to be excluded from a federal healthcare program, and making or accepting a payment to induce a physician to reduce or limit services. False claims include, but are not limited to, billing for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement, billing for unnecessary goods and services and cost report fraud. Further, civil penalties may be imposed for the failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. HHS may, and in some cases is required to, exclude individuals and entities that HHS determines have committed an act in violation of applicable fraud and abuse laws or improperly filed claims in violation of such laws from participating in any federal healthcare program. For example, HHS has the ability to exclude from Medicare and Medicaid any business entities and any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the officer or managing employee had no knowledge of the fraud. This standard does not require that specific intent to defraud. It is also a crime to defraud any commercial healthcare benefit program.

Some of these provisions require a lower burden of proof than other fraud and abuse laws, including the Anti-Kickback Statute. Federal and state governments increasingly use the federal Civil Monetary Penalties Law, especially where they believe they cannot meet the higher burden of proof requirements under the Anti-Kickback Statute. These penalties will be updated annually based on changes to the consumer price index.

In addition, the Eliminating Kickbacks in Recovery Act ("EKRA") establishes criminal penalties for paying, receiving, soliciting or offering any remuneration in return for referring a patient to a laboratory, clinical treatment facility or recovery home, or in exchange for an individual using the services of one of these entities. The EKRA prohibitions apply to services covered by government healthcare programs and by private health plans. There is limited guidance with respect to the application of EKRA.

Corporate Practice of Medicine; Fee-Splitting

In some states, laws and regulations, guidance from professional licensing boards or state attorneys general and judicial doctrines prohibit corporations and other entities not owned by physicians or other permitted health professionals from practicing medicine and other professions. Such laws and doctrines have been interpreted in some states to prohibit employing physicians and other professionals and undertaking activities that could be seen as exercising control over healthcare provider professional judgment. Some states also have adopted laws and regulations that prohibit direct or indirect payments to, or entering into fee-splitting arrangements with, physicians and unlicensed persons or business entities. These laws vary from state to state and are often vague and subject to interpretation by state medical boards, state attorneys general and other regulatory authorities. We attempt to structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot provide assurance that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements. In addition, agreements between the corporation and the physician may be considered void and unenforceable.

Data Privacy, Security and Exchange

Numerous state and federal laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. For example, the privacy and security regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, (collectively "HIPAA") regulate the use and disclosure of identifiable health information, known as protected health information ("PHI"), and require covered entities, including health plans and most healthcare providers to, among other things, implement administrative, physical and technical safeguards to protect the security of such information. Certain provisions of the security and privacy regulations apply to business associates (entities that handle individually identifiable health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity.

Covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. Business associates must report breaches of unsecured PHI to covered entities without unreasonable delay and in no case later than/within 60 days of discovery of the breach by the business associate or its agents. All non-permitted uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

Failure to comply with the HIPAA privacy and security standards may result in criminal penalties and in substantial civil penalties per violation. The civil penalties are adjusted annually based on updates to the consumer price index. HHS is also required to perform compliance audits. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. While HIPAA does not create a private right of action allowing individuals to sue covered entities or business associates for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Our facilities also are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission (the "FTC") uses its consumer protection authority to initiate enforcement actions in response to data breaches.

Privacy and security laws, regulations, and other obligations are constantly evolving and, in some cases, may conflict with each other, which complicates compliance efforts. We may be required to modify our data processing practices and policies and to incur substantial costs in order to comply. Actual or suspected failure to comply with applicable requirements can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing, and may damage our reputation.

Healthcare providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. For example, healthcare providers and certain other entities are subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Violations may result in penalties or other significant disincentives. In June 2024, HHS finalized a rule to establish disincentives for certain types of providers. Under the rule, hospitals found to have committed information blocking would not qualify as “meaningful electronic health record users” under the Medicare Promoting Interoperability Program and as a result would lose 75% of the annual market basket increase they would otherwise receive.

EMTALA

The Emergency Medical Treatment and Labor Act ("EMTALA") is a federal law that imposes requirements regarding the care that must be provided to anyone seeking care who comes to a facility that provides emergency medical services before that individual may be transferred to another facility or otherwise denied care. The obligation of a facility to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. The government broadly interprets EMTALA to cover situations in which individuals do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. The government has expressed its intent to investigate and enforce EMTALA violations actively. Hospitals may face conflicting interpretations of EMTALA’s requirements, particularly with respect to state laws that limit access to abortion or other reproductive health services. For example, in July 2022, CMS provided guidance regarding EMTALA obligations specific to patients who are pregnant or are experiencing pregnancy loss and the preemption of state law, which the agency subsequently revised. This guidance is the subject of legal challenges, including pending cases in Texas and Idaho that currently have allowed state restrictions to remain in effect or stayed or limited application of CMS guidance as the cases continue. As of January 2025, this guidance is no longer accessible on the CMS website and future guidance repealing or replacing it is yet to be seen.

Sanctions for failing to fulfill the EMTALA requirements include exclusion from participation in Medicare and Medicaid programs and civil money penalties, which are increased annually based on updates to the consumer price index. In addition, an injured individual, the individual’s family or a medical facility that suffers a financial loss as a direct result of a hospital’s violation of the law can bring a civil suit against the hospital.

Cybersecurity Incident

In November 2023, we determined that a ransomware cybersecurity incident had impacted and disrupted a number of our operational and information technology systems (the "Cybersecurity Incident"). Upon detecting the Cybersecurity Incident, we quickly activated our incident response protocols and implemented a series of containment and remediation measures, including engaging the services of cybersecurity experts and incident response professionals. We also promptly launched an investigation, engaging external counsel to support the investigation and involving federal and state law enforcement. During this time, our hospitals remained operational and continued to deliver patient care utilizing established downtime procedures; however, we advised local emergency medical services ("EMS") systems and other providers to divert emergency ambulance transports to other facilities for a few days until the Cybersecurity Incident had been contained. As a result of our investigation, we determined that the unauthorized actor acquired a copy of certain personal information and PHI of a limited number of our patients and personal information of certain of our employees but did not gain access to our EHR platform. We have cooperated with law enforcement authorities that have made inquiries into the Cybersecurity Incident and have been in contact with, and complied with, the requirements of various governmental authorities that require notification of such incidents. Additionally, because of the time taken to contain and remediate the Cybersecurity Incident, our online electronic billing systems were not functioning at their full capacities and certain billing, reimbursement and payment functions were delayed.

We estimate the Cybersecurity Incident had an adverse pre-tax impact of approximately $74 million during the year ended December 31, 2023. This estimate includes lost revenues from the associated business interruption and costs to remediate the issue, net of insurance proceeds. For the three months ended December 31, 2023, we also experienced decreases in admissions, surgeries (both inpatient and outpatient) and emergency room visits of 2.5%, 2.1% and 5.7%, respectively, compared to the three months ended December 31, 2022, which, prior to the Cybersecurity Incident, were estimated to have increased by 4.1%, 5.5% and 3.3%, respectively, compared to the same period in 2022. We continued to experience delays in billing claims and obtaining reimbursements and payments through the first quarter of 2024, and will incur certain expenses related to the Cybersecurity Incident, including expenses to defend claims brought by individuals (including the class action described below) and other expenses related to the Cybersecurity Incident. We have taken steps to ensure that the data appropriated is deleted by the unauthorized actor, although we cannot guarantee this result. Out of an abundance of caution, we have offered credit monitoring and identity theft protection services to all persons whose personal information was involved in the incident.

As a result of the Cybersecurity Incident, three putative class actions were filed against the Company in the U.S. District Court for the Middle District of Tennessee: Burke v. AHS Medical Holdings LLC, No. 3:23- cv-01308; Redd v. AHS Medical Holdings, LLC, No. 3:23-cv-01342; and Epperson v. AHS Management Company, Inc., No. 3:24-cv-00396. These cases were consolidated by the District Court on April 24, 2024, under the caption Hodge v. AHS Management Company, Inc., No. 3:23-cv-01308 (M.D. Tenn.). The complaint for the consolidated class action, filed on behalf of approximately 38,000 individuals who allege their personal information and PHI were affected by the Cybersecurity Incident, generally asserts state common law claims of negligence, breach of implied contract, unjust enrichment, breach of fiduciary duty, and invasion of privacy with respect to how the Company managed sensitive data. On October 4, 2024, the Company executed a settlement agreement to resolve the consolidated class action litigation. On October 9, 2024, the District Court preliminarily approved the settlement and set the hearing for the District Court’s final approval of the settlement for August 1, 2025. Settlement of the consolidated case on the agreed terms will require the Company to make cash settlement payments that will not have a material impact on the Company’s results of operations, financial position or liquidity.

Insurance

Professional and General Liability

We maintain claims-made professional liability insurance coverage and occurrence-based general liability insurance coverage with independent third party carriers. These third party policies cover claims totaling up to $100.0 million, per occurrence and in the aggregate, subject, in most cases, to a $7.5 million self-insured retention per occurrence.

The total costs for professional and general liability losses are based on our premiums and retention costs, and were $63.0 million, $55.5 million, and $100.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. The costs for professional and general liability losses for the year ended December 31, 2022 included an unfavorable adjustment to the estimated losses associated with prior years’ claims of $40.1 million.

Workers’ Compensation and Occupational Injury Liability

We maintain workers’ compensation liability insurance with statutory limits and employer liability policy limits of $1.0 million for each occurrence from an unrelated commercial insurance carrier subject, in most cases, to a $500,000 deductible per occurrence. We are a non-subscriber to workers’ compensation insurance in the State of Texas, which offers an occupational injury benefit program for work-related illnesses and injuries. We purchase excess coverage for the occupational injury benefit program from an independent third party carrier for claims up to $25.0 million per occurrence or $5.0 million per person, subject to a $250,000 deductible per occurrence.

The total costs for workers’ compensation liability insurance are based on our premiums and retention costs and were $8.0 million, $6.6 million, and $7.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Environmental Matters

We are subject to certain federal, state and local laws, rules and regulations that, among other things, govern the disposal of materials, including medical waste, as well as our use, storage, transportation and disposal of hazardous and toxic materials. In addition, we could be affected by climate change to the extent that climate change results in severe weather conditions or other disruptions impacting the communities in which our facilities are located or adversely impacts general economic conditions, including in communities in which our facilities are located. Moreover, regulations limiting greenhouse gas emissions and energy inputs may increase in coming years, which may increase our costs associated with compliance and adversely affect our operations.

We do not believe that we will be required to expend any material amounts in order to comply with these laws and regulations as presently in effect. However, it is possible that future environmental-related developments may impact us, including as a result of climate change and/or new legal requirements associated with the transition to a lower carbon economy, in a manner that we are currently unable to predict.

We recognize the environment is an exhaustible resource and the importance of using the environment and its resources responsibly. We have taken actions with respect to various sustainability matters with a focus on the reduction of our carbon footprint, water and energy usage and material waste.

Human Capital Resources

Overview

As of December 31, 2024, we had approximately 24,900 total employees, including more than 19,200 full-time employees and more than 1,360 employed providers. As of December 31, 2024, approximately 274 employees at the Hackensack Meridian Mountainside Medical Center were represented by two labor unions, and the Hackensack Meridian Mountainside Medical Center is party to two collective bargaining agreements. There are no outstanding labor disputes. We consider our employee relations to be good and we have not experienced any work stoppages.

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

We contract with various third parties who provide hospital-based physicians. Third party providers of hospital-based physicians, including those with whom we contract, have experienced significant disruption in the form of regulatory changes, including those stemming from enactment of the No Surprises Act, challenging labor market conditions resulting from a shortage of physicians and inflationary wage-related pressures, as well as increased competition through consolidation of physician groups. In some instances, providers of outsourced medical specialists have become insolvent and unable to fulfill their contracts with us for providing hospital-based physicians. The success of our hospitals depends in part on the adequacy of staffing, including through contracts with third parties. If we are unable to adequately contract with providers, or the providers with whom we contract become unable to fulfill their contracts, our admissions may decrease, and our operating performance, capacity and growth prospects may be adversely affected. Further, our efforts to mitigate the potential impact on our business from third party providers who are unable to fulfill their contracts to provide hospital-based physicians, including through acquisitions of outsourced medical specialist businesses, employment of physicians and re-negotiation or assumption of existing contracts, may be unsuccessful. These developments with respect to providers of outsourced medical specialists, and our inability to effectively respond to and mitigate the potential impact of such developments, may disrupt our ability to provide healthcare services, which may adversely impact our business, financial condition and results of operations.

We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. In some of our markets, employers across various industries have increased minimum wages, which has created more competition and, in some cases, higher labor costs for this sector of employees.

We believe that our employees are vital contributors to our success, and we devote significant resources to recruit, retain and develop our workforce. Certain areas of focus in this regard are summarized below.

Employee Safety and Welfare

We place a high priority on maintaining a secure and healthy workplace for our employees and promote a culture of well-being and reporting by aligning employee safety policies with patient safety policies. We invest in appropriate training to improve the quality of care provided by our caregivers and have established robust infection-prevention protocols. We maintain the availability of personal protective equipment and disinfection supplies and regularly provide current infection prevention guidance.

Workplace Culture and Development

We believe bringing people together from all walks of life supports better care and stronger communities and are dedicated to building and developing teams that reflect the communities we serve. Our policies prohibit discrimination on the basis of age, gender, disability, race, color, ancestry, citizenship, religion, pregnancy, sexual orientation, gender identity or expression, national origin, medical condition, marital status, veteran status, payment source or ability, or any other basis prohibited by federal, state or local law.

We are committed to training the next generation of physicians and healthcare providers, with a focus on improving access to care in rural areas and regions facing provider shortages. In collaboration with local partners, we have established nursing and medical residency programs across five states. These programs not only build a pipeline of skilled providers, but also strengthen healthcare delivery in underserved areas. Our partnerships with colleges and universities add hundreds of new graduates to our teams and our intern and extern programs provide hands-on clinical training to aspiring nurses. We continue to invest in the training and development of our nursing workforce through various career advancement programs, discounted tuition programs and leadership development opportunities.

Compensation and Benefits

We recruit and retain medical and support personnel by creating desirable, professional work environments and offering competitive wages, benefits and long-term incentives. In addition, we provide career development and other training programs. Compensation and benefit programs include a combination of a 401(k) plan, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance and well-being programs and tuition and student loan payment assistance.

Where You Can Find Additional Information

Our Internet website address is www.ardenthealth.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), free of charge on our website on the “Investor Relations” webpage under the caption “Financials—SEC Filings” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information we file. Our website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report.

Item 1A. Risk Factors

Risk Factors Summary

An investment in our securities involves numerous risks described in "Risk Factors" below and elsewhere in this Annual Report. Key risks include, but are not limited to, the following:

•changes in government healthcare programs, including Medicare and Medicaid, could have an adverse effect on our revenues and business;
•reduction in the reimbursement rates paid by commercial payors, our inability to retain and negotiate favorable contracts with private third party payors, or an increasing volume of uninsured or underinsured patients;
•security threats, catastrophic events and other disruptions affecting our, our service providers’ or our JV partners’ information technology and related systems, which have adversely affected, and could in the future adversely affect, our relationships with patients and business partners and subject us to legal claims and liabilities, reputational harm and business disruption and adversely affect our financial condition;
•the highly competitive nature of the healthcare industry and continued industry trends toward clinical transparency and value-based purchasing may impact our competitive position;

•inability to recruit and retain quality physicians and increased labor costs resulting from increased competition for staffing or a continued or increased shortage of experienced nurses, as well as the loss of key personnel, including key members of our management team;
•changes to physician utilization practices and treatment methodologies and other factors outside our control that impact demand for medical services may reduce our revenues and ability to grow profitably;
•third party payor controls designed to reduce costs and other payor practices, including value-based contracting and care coordination, intended to decrease inpatient services, surgical procedure volumes or reimbursement for services;
•inability to successfully complete acquisitions or strategic JVs or inability to realize all of the anticipated benefits, including anticipated synergies, of past acquisitions or failure to maintain existing relationships with JV partners or enter into relationships with additional healthcare system partners;
•liabilities because of professional liability and other claims brought against our hospitals, physician practices, outpatient facilities or other business operations or against healthcare providers that provide services at our facilities;
•exposure to certain risks and uncertainties by the JVs through which we conduct a significant portion of our operations, including risks as a result of our lack of sole decision-making authority;
•failure to obtain drugs and medical supplies at favorable prices or sufficient volumes;
•operational, legal and financial risks associated with outsourcing functions to third parties;
•our facilities are heavily concentrated in Texas and Oklahoma, which makes us sensitive to regulatory, economic and competitive conditions and changes in those states;
•economic factors that have affected, and may continue to impact, our business, financial condition and results of operations;
•negative impact of severe weather, climate change, and other factors beyond our control, which could restrict patient access to care or cause one or more of our facilities to close temporarily or permanently;
•risks related to the Ventas Master Lease and its restrictions and limitations on our business;
•the impact of our significant indebtedness, including our ability to comply with certain debt covenants and other significant operating and financial restrictions imposed on us by the agreements governing our indebtedness, and the effects that variable interest rates and general economic factors could have on our operations, including our potential inability to service our indebtedness;
•the impact of a deterioration of public health conditions associated with a future pandemic, epidemic or outbreak of infectious disease;
•our failure to comply with complex laws and regulations applicable to the healthcare industry or to adjust our operations in response to changing laws and regulations;
•the impact of governmental claims or government investigations, payor audits, and litigation, brought against our hospitals, physician practices, outpatient facilities or other business operations or against healthcare providers that provide services at our facilities;
•actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition;
•inability to or delay in building, acquiring, selling, renovating or expanding our healthcare facilities;
•our failure to comply with federal and state laws relating to Medicare and Medicaid enrollment, permit, licensing and accreditation requirements, or the expansion of existing or the enactment of new laws or regulation relating to permit, licensing and accreditation requirements;

•effects of changes in public healthcare policy, including any reforms that may be undertaken by a new administration, and legal and regulatory restrictions on our hospitals that have physician owners;
•inability to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment;
•our status as a controlled company; and
•conflicts of interest between our controlling stockholder and other holders of our common stock.

Risk Factors

We are subject to numerous known and unknown risks and uncertainties, many of which are beyond our control, that may cause our actual operating results or financial performance to be materially different from our expectations. Any of the events described below could have a material adverse effect on our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business. If any of those risks actually occurs, our business, cash flows, financial condition and results of operations would suffer. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See "Forward-Looking Statements" in this Annual Report.

Risks Related to Our Business and Industry

Changes in government healthcare programs, including Medicare and Medicaid, could have an adverse effect on our revenues and business.

A significant portion of our patient volume and our revenues are tied to government healthcare programs. For the years ended December 31, 2024 and 2023, approximately 39.2% and 39.5%, respectively, of our total revenue was related to the Medicare program, and approximately 10.3% and 11.2%, respectively, of our total revenue was related to various state Medicaid programs. However, federal and state governments have made, and continue to make, significant modifications to the Medicare and Medicaid programs through statutory and regulatory changes, administrative rulings and other interpretations and determinations. These changes include reductions in reimbursement levels and to supplemental payment programs, such as the Medicaid disproportionate share hospital funding program. Some of these changes may impact the scale and scope of the Medicare and Medicaid programs and could decrease the amount of money we receive for our services or otherwise adversely affect our business and results of operations.

In recent years, legislative and regulatory changes have resulted in limitations and reductions in payments to healthcare providers for certain services under the Medicare program. For example, as discussed in “Item 1. Business—Reimbursement and Payment—Medicare” under Item 1, Congress established automatic spending reductions under the BCA and ARPA. We anticipate that the federal budget deficit will continue to place pressures on government healthcare programs.

Further, from time to time, CMS revises the reimbursement systems used to reimburse healthcare providers, which may result in reduced Medicare payments. For example, CMS has implemented an expanded site-neutral payment policy that clinic visit services provided at all off-campus provider-based departments are generally not covered as outpatient department services under the outpatient PPS, but instead are paid at the Medicare Physician Fee Schedule (“Physician Fee Schedule”) rate, which is generally substantially lower than the outpatient PPS rate. In some cases, private third party payors rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third party payors.

In addition, several states in which we operate face budgetary challenges that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets and the Medicaid program is often a state’s largest program, reducing or controlling Medicaid expenditures is typically a legislative priority. For example, all of the states in which we operate have adopted or are considering legislation implementing measures such as changes to patient eligibility requirements, coverage reductions, enrollment of Medicaid recipients in managed care programs, and/or imposing provider taxes on hospitals to help finance or expand the states’ Medicaid systems. All of the states in which we operate use, or have applied to use, waivers granted by CMS to implement Medicaid expansion, impose different eligibility or enrollment restrictions, implement supplemental payment programs, or otherwise implement programs that vary from federal standards. The structure and mix of Medicaid supplemental payment programs vary across states, and the programs are subject to changes and governmental reviews at the federal and state levels, which could result in Medicaid supplemental payments being reduced, eliminated, or growing at a slower rate than expected. We may also be impacted by SDP arrangements, which allow states to direct certain Medicaid managed care plan expenditures, particularly as funding may be diverted from other payment programs, and we may not satisfy applicable criteria when payments are directed to a specific subset of providers. Federal policies that shape administration of the Medicaid program are subject to change, including as a result of changes in the presidential administration. In addition, in recent years, aspects of existing or proposed Medicaid waiver programs have been subject to legal challenge, resulting in uncertainty.

Current or future healthcare reform and deficit reduction efforts impacting government healthcare programs and changes by private third party payors in response to such reform and/or changes could have a material adverse effect on our financial condition and results of operations. Continuing pressure on state budgets and other factors could also result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals. Each state in which we operate currently imposes, or has passed legislation to impose, assessments on hospitals as a funding source for state Medicaid programs. For example, under a recently passed New Mexico law, most hospitals in the state will be subject to assessments, subject to CMS approval, with reduced assessments applicable to rural hospitals, specialty hospitals, and small urban hospitals. Changes to these tax policies by the federal or state governments could adversely affect our financial condition. As healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. Some of these changes have decreased, or may decrease, the payments we receive for our services under these programs, and may affect the cost of providing services to our patients, the timing of payments to our facilities and require us to change how our services are provided, which could in turn adversely affect our overall business, financial condition, results of operations or cash flows. Any material adverse effects to our results of operations resulting from future reductions in payments from government healthcare programs could be exacerbated if we are not able to manage our operating costs effectively.

If reimbursement rates paid by commercial payors are reduced, if we are unable to retain and negotiate favorable contracts with private third party payors, if insured individuals move to health plans with greater coverage exclusions or restrictions or narrower networks, or if our volume of uninsured or underinsured patients increases, our revenues may decline.

Private third party payors, HMOs, PPOs and other managed care plans, typically reimburse healthcare providers at a higher rate than Medicare, Medicaid or other government healthcare programs. Reimbursement rates are set forth by contract when our facilities are in-network, and payors utilize plan structures to encourage or require the use of in-network providers. Revenues derived from private third party payors accounted for 43.5% and 42.6% of our revenues for 2024 and 2023, respectively. As a result, our ability to maintain or increase patient volumes covered by private third party payors and to maintain and obtain favorable contracts with private third party payors significantly affects our financial condition, results of operations and cash flows.

Private third party payors continue to demand discounted fee structures, and the ongoing trend toward consolidation among payors tends to increase their bargaining power over fee structures. Payors may utilize plan structures such as narrow networks and tiered networks that limit beneficiary provider choices, impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier or otherwise shift greater financial responsibility for care to individuals. Other cost control strategies include restricting coverage through utilization review, reducing coverage of inpatient services and shifting care to outpatient settings, requiring prior authorizations, and implementing alternative payment models. The ability of commercial payors to control healthcare costs using these measures may be enhanced by the increasing consolidation of insurance and managed care companies and vertical integration of health insurers with healthcare providers, which may result in various competitive advantages for private third party payors, such as greater access to performance and pricing data. Other factors that may impact our ability to obtain or maintain favorable contract terms include cost-reduction strategies by large employer groups and their affiliates and price transparency initiatives. For example, hospitals are required by federal regulation to publish online payor-specific negotiated charges and de-identified maximum and minimum charges. The No Surprises Act requires providers to send health plans of insured patients a good faith estimate of expected charges and de-identified minimum and maximum charges. In addition, health insurers are required to provide online price comparison tools to help individuals get personalized cost estimates for covered items and services.

Our future success will depend, in part, on our ability to retain and renew our private third party payor contracts and enter into new contracts on terms favorable to us. Our contracts with payors require us to comply with a number of terms related to the provision of services and billing for services. If we are unable to negotiate increased reimbursement rates, maintain existing rates or other favorable contract terms, effectively respond to payor cost controls or comply with the terms of our payor contracts, the payments we receive for our services may be reduced or we may be involved in disputes with payors and experience payment denials, both prospectively and retroactively.

For out-of-network services, limitations on balance billing may reduce the amount that hospitals and providers, including hospital-based physicians, are able to collect. For example, the No Surprises Act prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. For services for which balance billing is prohibited, the No Surprises Act includes provisions that may limit the amounts received by out-of-network providers by health plans. The No Surprises Act also established an IDR process for providers and payors to handle payment disputes that cannot be resolved through direct negotiation. The interim and final rules and related guidance implementing the No Surprises Act, including those establishing the IDR process, have been and continue to be subject to legal challenges. For example, in August

2023, a federal district court vacated certain provisions of these rules and related guidance documents regarding fees and dispute batching criteria. As a result, federal agencies issued a final rule in December 2023 that set forth new provisions governing payments associated with the IDR process. Federal agencies have proposed various other changes, and appeals to No Surprises Act court challenges are ongoing, creating uncertainty and resulting in delays in claims resolution. The No Surprises Act and similar initiatives aimed at price transparency and out-of-network charges may impact our ability to set and negotiate prices and the relationships between healthcare providers, insurers, and patients, which may reduce our revenues.

We may be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures, including health savings accounts, narrow networks and tiered networks, that utilize policies such as greater exclusions and copayment and deductible amounts to shift greater responsibility for care and payments from insurers and employers to individuals. These plans, sometimes referred to as consumer-directed plans, may exclude our hospitals and employed physicians from coverage. In addition, patient responsibility accounts may grow if we experience increases in the number of uninsured or underinsured patients as a result of such factors as the end of the continuous Medicaid enrollment requirement that was a condition of certain COVID-19 relief funding available to states and other economic factors. Our primary collection risks relate to uninsured patients (i.e., self-pay), underinsured patients, and outstanding patient balances for which the primary insurance payor has paid some but not all of the outstanding balance, with the remaining outstanding balance (generally deductibles and co-payments) owed by the patient. Our ability to collect patient responsibility accounts may be impacted by the economic ability of patients to pay, the effectiveness of our collection efforts and statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage may affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability.

In recent years, federal and state legislatures have considered or passed various proposals impacting or potentially impacting the size of the uninsured population. For example, early COVID-related legislation authorized a temporary increase in federal funds for state Medicaid expenditures in states that maintain continuous Medicaid enrollment, among other requirements. The resumption of Medicaid eligibility redeterminations following the expiration of this continuous coverage requirement in April 2023 resulted in significant Medicaid coverage disruptions and dis-enrollments. Medicaid enrollment is generally expected to decline through fiscal year 2025 (which ends June 30, 2025, in most states). CMS is monitoring the disenrollment process in an effort to protect eligible beneficiaries from inappropriate coverage losses during the return to Medicaid’s historical renewal, enrollment and eligibility determination practices, has established monetary penalties for states, and has required certain states to pause disenrollments due to noncompliant renewal systems. A deterioration of economic conditions in the United States could potentially lead to higher levels of uninsured patients, result in higher levels of patients covered by lower paying government healthcare programs, result in fiscal uncertainties for both government payors and private insurers and/or limit the economic ability of patients to make payments for which they are responsible. In addition, if our hospitals experience an increase in the number of uninsured or underinsured patients due to economic conditions, immigration patterns or otherwise, this may contribute to a higher volume of undercompensated or uncompensated care. If we experience continued growth in uncompensated care, self-pay volume or deterioration in collectability of patient responsibility accounts, our financial condition or results of operations could be adversely affected.

Our business could be negatively affected by security threats, catastrophic events and other disruptions affecting our, our service providers’ or our JV partners’ information technology and related systems, which have adversely affected, and could in the future adversely affect, our relationships with patients and business partners and subject us to legal claims and liabilities, reputational harm and business disruption and adversely affect our financial condition.

As a provider of healthcare services, information technology is a critical component of the day-to-day operation of our business. We rely on our information technology systems to process, transmit and store sensitive and confidential data, including PHI, personally identifiable information, our proprietary and confidential business performance data and other sensitive information belonging to us, our patients or our business partners. We utilize EHRs and other health information technology, along with additional technology systems and devices, in connection with our operations. Our systems, in turn, interface with and rely on third party provided systems that we do not directly control, such as Epic’s EHR, medical devices and other processes supporting the interoperability of healthcare infrastructure. We rely on these third party providers to have appropriate controls to protect confidential information and other sensitive or regulated data that is on their systems or otherwise in their control. While we seek to obtain assurances that third parties will protect our information, there is a risk the integrity, security or availability of data held by such third parties could be breached or subject to disruption. We monitor and routinely test our security systems and processes and have a diversified data network that provides redundancies as well as other measures designed to protect the integrity, security and availability of the data we process, transmit and store. However, the information technology and infrastructure we use, and the third party systems with which we interact, have been, and will likely continue to be, vulnerable to attack, damage and interruption from computer viruses and malware (e.g., ransomware), malicious code, attacks by hackers, natural disasters, terrorism, war, telecommunication and electrical failures, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state supported actors or breaches due to errors or malfeasance by employees or other individuals.

We and certain of our service providers have experienced breaches of cybersecurity from time to time, including phishing incidents and other social engineering schemes. Our cybersecurity risk management program and processes, including our policies, controls or procedures and the other preventive actions we take to reduce the risk of such incidents and protect our information technology and sensitive and confidential data, may not always be fully implemented, complied with, effective or sufficient to defend against all such attacks. Growing cybersecurity threats related to the use of ransomware and other malicious software may threaten the access and utilization of critical information technology and data and may also have an adverse impact on our clinical and business operations. In November 2023, we determined that a ransomware cybersecurity incident had impacted and disrupted a number of our operational and information technology systems. Upon detecting the incident, we quickly activated our incident response protocols and implemented a series of containment and remediation measures, including engaging the services of cybersecurity experts and incident response professionals. We also promptly launched an investigation, engaged external counsel to support the investigation and involved federal and state law enforcement. During this time, our hospitals remained operational and continued to deliver patient care utilizing established downtime procedures; however, we advised local EMS systems and other providers to divert emergency ambulance transports to other facilities until the Cybersecurity Incident had been contained. As a result of our investigation, we determined that the unauthorized actor acquired a copy of certain personal information and PHI of a limited number of our patients and personal information of employees, but did not gain access to our EHR platform. We notified the impacted individuals and governmental authorities that require notification of such incidents for whom we have contact information and, as additional contact information becomes available, we may make additional notifications. Additionally, because of the time taken to contain and remediate the Cybersecurity Incident, our online electronic billing systems were not functioning at their full capacities and certain billing, reimbursement and payment functions were delayed. We estimate the Cybersecurity Incident had an adverse pre-tax impact of approximately $74 million during the year ended December 31, 2023. This estimate includes lost revenues from the associated business interruption and costs to remediate the issue, net of insurance proceeds. While our operations were no longer materially disrupted as of December 31, 2023, we continued to experience delays in billing claims and obtaining reimbursements and payments through the first quarter of 2024, and will incur certain expenses related to the Cybersecurity Incident, including expenses to defend claims brought by individuals (including class actions) and other expenses related to the Cybersecurity Incident. The full scope of the costs and related impacts of this Cybersecurity Incident, including any future impact on our financial condition and results of operations, as well as the extent to which these costs will be offset by our cybersecurity insurance, has not been determined. See "Item 1. Business—Cybersecurity Incident."

As cybersecurity threats continue to evolve, we may not be able to anticipate certain attack methods in order to implement effective protective measures, and we may be required to expend significant additional resources to continue to modify and strengthen our security measures, investigate and remediate any vulnerabilities in our information technology systems and infrastructure, or invest in new technology designed to mitigate security risks. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, the increased adoption of artificial intelligence technologies may heighten our cybersecurity risks by making cyberattacks more difficult to detect, contain, and mitigate. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, information technology systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security incidents that remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Moreover, as a public company, we may be at greater risk of being a target of such attacks. In addition, we may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties (such as Epic and our JV partners). Some of these third parties may store or have access to our data and may not have effective controls, processes or practices to protect our information from attack, damage or unauthorized access.

A breach or attack affecting Epic or one of our JV partners, third party service providers or other business partners could harm our business even if we do not control the service that is attacked. For instance, if our third party payment processing vendor was subject to a ransomware attack, our ability to be paid on a timely basis would be materially affected and may have a material adverse effect on our financial condition and results of operations. Further, successful cyberattacks at other healthcare services companies, whether or not we are impacted, could lead to a general loss of confidence in our industry that could negatively affect us, including harming the market perception of the effectiveness of our security measures or of the healthcare industry in general, which could result in reduced use of our services and lead to regulatory scrutiny. Though we have insurance against some cyber-risks and attacks, it may not be sufficient to offset the financial, legal, business or reputational impact of a material loss event. If, in spite of our security and compliance efforts, we or any of our JV partners or third party service providers are subject to cyberattacks or security incidents in the future, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material, and such incidents could result in harm to patients; business interruptions and delays; the loss, misappropriation, corruption or unauthorized access of data or inability to access data; litigation and potential liability under privacy, security, breach notification and consumer protection laws or other applicable laws, including HIPAA; reputational damage; and federal and state governmental inquiries, civil monetary penalties, settlement agreements, corrective action plans and monitoring requirements, any of which could have an adverse effect on our business, financial condition or results of operations.

Furthermore, we rely on information technology systems for a number of critical areas of our operations, including accounting and financial reporting; billing, reimbursement and collections; coding and compliance; clinical systems and medical devices; medical records and document storage; inventory and supply chain management; negotiating, pricing and administering managed care and supply contracts; and monitoring quality of care and collecting quality data necessary for full Medicare payment. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, or if we, our JV partners or any of our third party service providers experience system failures or interruptions, we may experience the loss or corruption of data and cessations or interruptions in the availability of all systems, any of which could have an adverse effect on our business, financial condition or results of operations.

Our hospitals, outpatient centers and other healthcare businesses operate in competitive environments, and competition in our markets may adversely affect patient volumes and other aspects of our business.

The healthcare business is highly competitive, and competition among hospitals and other healthcare providers for patients has intensified in recent years. Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer. Some competing facilities may be more established, may have newer or higher caliber facilities and equipment, may be located in areas that are easier to access, may offer a broader array of specialties and services to patients, and may have larger or more specialized medical staffs to admit and refer patients, among other factors. Patients who receive services from other hospitals or outpatient centers may subsequently shift their preferences to those providers. In addition, some competing hospitals are owned and operated by government agencies or not-for-profit corporations supported by endowments and charitable contributions and may be eligible for certain tax benefits. Consolidations of not-for-profit hospital entities may intensify this competitive pressure. Further, we may be adversely impacted by the expanded use of digital technologies and telehealth services from other providers as a result of reduced costs, lower regulatory barriers, reimbursement incentives, and individuals becoming more comfortable with receiving care in alternative settings, including remote care. We may not be able to timely innovate strategies and technologies to compete or meet changing patient demands.

Trends toward clinical transparency and value-based purchasing may impact our competitive position and patient volumes. Healthcare consumers are able to access hospital performance data on quality measures and patient satisfaction, as well as standard charges for services, to compare competing providers. For example, CMS publicizes on its Care Compare website performance data related to quality measures and data on patient satisfaction surveys that hospitals submit in connection with their Medicare reimbursement. The Care Compare website provides an overall rating that synthesizes various quality measures into a star rating for each hospital. If any of our hospitals achieve poor results (or results that are lower than our competitors) on quality measures or on patient satisfaction surveys, our competitive position could be negatively affected and we may attract fewer patients. Further, hospitals are required to publish online a list of their standard charges for all items and services, including discounted cash prices and payor-specific and de-identified negotiated charges, and must also publish a consumer-friendly list of standard charges for certain “shoppable” services or, alternatively, maintain an online price estimator tool for the shoppable services. HHS also requires health insurers to publish online charges negotiated with providers for healthcare services, and health insurers must provide online price comparison tools to help individuals get personalized cost estimates for covered items and services. The No Surprises Act imposes additional price transparency requirements, including requiring providers to send uninsured or self-pay patients (in advance of the date of the scheduled item or service or upon request) and health plans (prior to the scheduled date of the item or service) of insured patients a good faith estimate of the expected charges and diagnostic codes. Until additional regulations are issued, HHS is deferring enforcement of certain No Surprises Act requirements related to good faith estimates, including the requirement that estimates provided to uninsured or self-pay patients include expected charges for co-providers or co-facilities. It is not entirely clear how price transparency requirements will affect consumer behavior, our relationships with payors, or our ability to set and negotiate prices, but our competitive position could be negatively affected if our standard charges are higher or are perceived to be higher than the charges of our competitors.

Industry consolidation may also negatively impact our competitive position. Our hospitals and other healthcare industry participants are increasingly implementing physician alignment strategies, such as employing physicians, acquiring physician practice groups and participating in ACOs or other clinical integration models. There is also increasing consolidation in the private third party payor industry, including the vertical integration of health insurers with healthcare providers and alignment efforts between private third party payors and healthcare providers. Consolidation within the health insurance industry may result in insurers having increased negotiating leverage and competitive advantages, such as greater access to performance and pricing data. Our ability to negotiate prices and favorable terms with health insurers in certain markets could be affected negatively as a result of this consolidation. Other industry participants, such as large employer groups and their affiliates, may intensify competitive pressure and affect the industry in ways that are difficult to predict. If our competitors are better able to attract patients, make capital expenditures, maintain or upgrade facilities and equipment, recruit or align with physicians, expand services or obtain favorable private third-party payor contracts, we may experience a decline in patient volume.

Our performance depends on our ability to recruit and retain quality physicians.

The success of our hospitals depends in part on the number, specialties and quality of the physicians on the medical staffs of our hospitals, the admitting and utilization practices of those physicians, maintaining good relations with those physicians and controlling costs related to the employment of physicians, including salary and medical malpractice expenses. Physicians who provide services at our hospitals are often not employees of the hospitals at which they practice, and, in many of the markets we serve, most physicians have admitting privileges at other hospitals in addition to our hospitals. We continue to face increasing competition to recruit and retain quality physicians, as well as increasing cost to contract with hospital-based physicians. Physicians on our medical staffs may terminate their affiliation with our hospitals at any time. We may face increased challenges in recruiting and retaining physicians as the physician population reaches retirement age, especially if there is a shortage of physicians willing and able to provide comparable services. Moreover, we face competition from other system-affiliated hospitals and healthcare companies, as well as health insurers and independent physician practice management companies, in recruiting physicians. Furthermore, our ability to recruit and employ physicians is closely regulated. For example, the types, amount and duration of compensation and assistance we can provide to recruited physicians are limited by the Anti-Kickback Statute and the Stark Law, as well as other applicable antifraud and abuse laws and regulations. We also contract with various third parties who provide hospital-based physicians, and in some instances, providers of outsourced medical specialists have become insolvent and unable to fulfill their contracts with us for providing hospital-based physicians. If we are unable to recruit and retain quality physicians to affiliate with our hospitals, adequately contract with hospital-based physicians, or provide adequate support personnel or technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, our admissions may decrease, our operating performance may decline and our capacity and growth prospects may be materially adversely affected.

Our financial performance could be adversely affected by competition for staffing, the shortage of experienced nurses and other healthcare professionals, labor union activity and factors related to our employment of physicians.

Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other healthcare providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals and other facilities, including nurses and other non-physician healthcare professionals. In some markets, the availability of nurses and other medical support personnel has been a significant operating issue for healthcare providers, including at certain of our facilities. The impact of labor shortages across the healthcare industry may result in other healthcare facilities, such as nursing homes, limiting admissions, which may constrain our ability to discharge patients to such facilities and further exacerbate the demand on our resources, supplies and staffing. The COVID-19 pandemic exacerbated workforce competition, shortages and capacity restraints, and future pandemics, epidemics or outbreaks of infectious disease may exacerbate workforce competition, shortages and capacity constraints in the future. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. However, certain practices to recruit nurses and medical support personnel that we believe are common in the industry, such as training and education programs that contain a repayment obligation, have been subject to scrutiny by the Consumer Financial Protection Bureau, and our ability to conduct certain types of recruiting initiatives in the future may be limited. As a result of shortages, competition and inflationary pressures, our labor costs could continue to increase and/or our capacity could be negatively impacted. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. In addition, we operate in states that require hospital staffing committees to develop nurse staffing plans and require reporting of nurse staffing levels. These and similar nurse staffing measures, such as mandated nurse-to-patient ratios, have been proposed at the federal level and in other states and could be mandated in the future. Mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions or hire additional personnel in order to meet the required ratios.

Increased or ongoing labor union activity is another factor that could adversely affect our labor costs or otherwise adversely impact us. As of December 31, 2024, approximately 274 employees at the Hackensack Meridian Mountainside Medical Center were represented by two labor unions and the Hackensack Meridian Mountainside Medical Center is party to two collective bargaining agreements. To the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. When negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs.

Moreover, we employ a large number of physicians and will continue to hire physicians when we believe that additional physician employment provides a way for our facilities to meet the needs of the communities we service. Employed physicians generally present more direct risks to us than those presented by independent members of our hospitals’ medical staffs, including the incurrence of additional expenses such as salary and benefit costs, medical malpractice expense and rent expense. These potential liabilities and increased expenses of employing additional physicians could have an adverse effect on our results of operations.

If our labor costs continue to increase, we may not be able to achieve higher payor reimbursement levels or reduce other operating expenses in a manner sufficient to offset these increased labor costs. Because substantially all of our net patient service revenue is based on reimbursement rates fixed or negotiated no less frequently than annually, our ability to pass along periodic increased labor costs is materially constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have a material adverse effect on our financial condition and results of operations.

A shortage of nurses and other medical and care support personnel in 2023 and 2024, combined with low unemployment rates for such personnel and intense competition from other healthcare providers, has been a significant operating issue for us and other healthcare providers. We may be required to enhance wages and benefits to hire nurses and other medical and care support personnel, hire more expensive temporary personnel or increase our recruiting and marketing costs relating to labor. We have resorted to using more expensive contract labor at certain of our facilities, and the use of temporary or agency staff could heighten the risk one of our facilities experiences an adverse patient incident. Further, because we generally recruit our personnel from the local area where the relevant facility is located, the availability in certain areas of suitably qualified personnel can be limited. In addition, certain of our facilities are required to maintain specified staffing levels. To the extent we cannot meet those levels, we may be required to limit the services provided by these facilities, which would have a corresponding adverse effect on our net operating revenue.

Changes to physician utilization practices and treatment methodologies and other factors outside our control that impact demand for medical services may reduce our revenues and ability to grow profitably.

Volume, admission and case-mix trends may be impacted by factors beyond our control, such as changes in the volume of certain high acuity services, variations in the prevalence and severity of outbreaks of influenza, RSV, and other viruses, illnesses and medical conditions, seasonal and severe weather conditions, unplanned shutdowns or unavailability of our facilities due to unforeseen events, changes in competition from outside service providers, evolving treatment protocols and changes in medical technology and other advances. For example, in 2023, certain drugs initially approved for use in diabetes patients gained market acceptance for use in weight loss following FDA approvals for weight loss indications. The availability and effectiveness of weight loss drugs may adversely impact our patient volumes by reducing or eliminating a patient’s comorbidities thereby reducing the need for a patient to seek medical services at our hospitals, outpatient centers and other healthcare businesses. At this time, it is difficult to predict the long-term market impact of these drugs, including their long-term efficacy and potential drawbacks. Any decrease in patient volume as a result of such drugs would cause our revenues to decline.

Further, trends in physician treatment protocols and health plan design, such as health plans that shift increased costs and accountability for care to patients, could reduce our surgical volumes and admissions in favor of lower intensity and lower cost treatment methodologies or result in patients seeking care from other providers. Additionally, our operations may be impacted by expansion of in-home acute care models and our inpatient volumes may decline if various inpatient hospital procedures become eligible for reimbursement when performed in outpatient settings. These and other factors beyond our control may reduce the demand for services we offer and decrease the reimbursement we receive, which could have a material adverse effect on our business, financial condition and results of operations.

Third party payor controls designed to reduce costs and other payor practices intended to decrease inpatient services, surgical procedure volumes or reimbursement for services rendered may reduce our revenues.

Controls imposed by Medicare, managed Medicare, Medicaid, managed Medicaid and private third party payors designed to reduce admissions, intensity of services, surgical volumes and lengths of stay, in some instances referred to as “utilization review,” have affected and are expected to increasingly affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by third party payors and may involve prior authorization requirements. The Medicare program also issues national or local coverage determinations that restrict the circumstances under which Medicare pays for certain services. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by third party payors’ preadmission authorization requirements, coverage restrictions, utilization review and by pressure to maximize outpatient and alternative healthcare delivery services and settings for less acutely ill patients. Cost control efforts have resulted in an increase in reimbursement denials and delays by governmental and commercial payors, which may increase costs and administrative burden for providers and decrease the reimbursement we receive. Efforts to impose more stringent cost controls are expected to continue and may have a material, adverse effect on our business, financial condition, and results of operations.

Industry trends towards value-based purchasing and care coordination among healthcare providers may present us with operational, financial and competitive challenges.

There is a trend towards value-based purchasing of healthcare services across the healthcare industry among government and commercial payors. Generally, value-based purchasing initiatives tie payment to the quality and efficiency of care. For example,

Medicare requires hospitals to report certain quality data to receive full reimbursement updates and does not reimburse for care related to certain preventable adverse events (called “never events”) or care related to HACs. Hospitals in the bottom quartile of HAC rates each year receive a 1% reduction in inpatient PPS Medicare payments. Further, the use of federal Medicaid funds to reimburse providers for treatment of HACs is prohibited. Hospitals with excess readmission rates for conditions designated by CMS receive a reduction in their inpatient PPS operating Medicare payments for all Medicare inpatient discharges during the fiscal year, not just discharges relating to the conditions subject to the excess readmission standard. The reduction in payments to hospitals with excess readmissions can be up to 3% of a hospital’s base payments.

CMS has implemented a Hospital Value-Based Purchasing Program for inpatient hospital services that reduces inpatient hospital payments for all discharges by 2% each federal fiscal year. CMS pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by CMS. CMS scores each hospital based on achievement (relative to other hospitals) and improvement (relative to the hospital’s own past performance). Hospitals that meet or exceed the quality performance standards will receive greater reimbursement under the Hospital Value-Based Purchasing Program than they would have otherwise. Although CMS paused or refined several measures in response to the COVID-19 pandemic, as of fiscal year 2024, these programs have resumed and continue to operate in their standard form.

CMS has developed several alternative payment models that are intended to reduce costs and improve quality of care for Medicare beneficiaries. Examples of alternative payment models include ACOs and bundled payment arrangements. An ACO is a care coordination model intended to produce savings as a result of improved quality and operational efficiency. In bundled payment models, providers receive one payment for services provided to patients for certain medical conditions or episodes of care, accepting accountability for costs and quality of care. Providers may receive supplemental Medicare payments or owe repayments to CMS depending on whether spending exceeds or falls below a specified spending target and whether certain quality standards are met. Generally, participation in Medicare bundled payment programs is voluntary, but CMS currently requires hospitals in selected markets to participate in bundled payment initiatives for specific orthopedic procedures and end-stage renal disease treatment. A mandatory radiation oncology bundled payment model was expected to begin January 1, 2023, but CMS has indefinitely delayed its implementation. CMS has indicated that it is evaluating the development of more voluntary and mandatory bundled payment models. Participation in demonstration projects, particularly demonstrations with the potential to affect payment, may negatively impact our results of operations.

Strategic reports published by CMS over the last several years have reflected its continued interest in using accountable care models to facilitate care coordination across specialties, data sharing between providers, and greater access to care for rural communities. By 2030, the CMMI aims to have all fee-for-service Medicare beneficiaries and the vast majority of Medicaid beneficiaries in an accountable care relationship with providers who are responsible for quality and total medical costs. The CMMI signaled its intent to streamline its payment models and to increase provider participation through implementation of more mandatory models.

There are also several state-driven value-based care initiatives. For example, various states, including Texas, New Jersey, and Oklahoma, have in recent years passed legislation or implemented regulations intended to align quality metrics across payors. In addition, CMS offers support to Medicaid agencies seeking to increase their value-based purchasing capacity through Medicaid delivery system reforms. Commercial payors are transitioning toward value-based reimbursement arrangements as well. Further, many commercial payors require hospitals to report quality data and restrict reimbursement for certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. It is unclear whether these and other alternative payment models will successfully coordinate care and reduce costs or whether they will decrease aggregate reimbursement. While we believe we are adapting our business strategies to compete in a value-based reimbursement environment, it is difficult to predict whether we will be subject to payment reductions under the programs or how this trend will affect our results of operations. If we perform at a level below the outcomes demonstrated by our competitors, are unable to meet or exceed the quality performance standards under any applicable value-based purchasing program, or otherwise fail to effectively provide or coordinate the efficient delivery of quality healthcare services, our reputation in the industry may be adversely affected, we may receive reduced reimbursement amounts and we may owe repayments to payors, causing our revenues to decline.

We depend on key personnel, and losing one or more of our senior management team or local management personnel could have a material adverse effect on our business.

Our business strongly depends upon the services and management experience of our senior management team and local management personnel. We depend on the ability of these senior management team members and key employees to manage growth successfully and on our ability to attract and retain skilled employees. Our senior management team and key employees are employed on an at-will basis, which means they may terminate their employment with us at any time. Moreover, we do not maintain key man life insurance policies on any of our officers, including our senior corporate executives. The loss of certain key members of our senior management could adversely affect our business until suitable replacements can be found.

We may not be able to successfully complete acquisitions or strategic JVs on acceptable terms, which may slow our growth rate.
An important part of our business strategy includes growth by executing strategic opportunities such as JVs and acquisitions, including the acquisition of healthcare systems, individual hospitals, outpatient clinics, physician groups and other ancillary healthcare businesses. We continually seek additional acquisition candidates and strategic JV partners in selected markets, which involves engaging in exploratory discussions with such counterparties. We are unable to predict whether or when we will be able to identify suitable additional acquisition candidates or JV partners or the likelihood that a potential acquisition or JV will be completed. If we are unable to complete identified acquisitions and JVs on acceptable terms, it is unlikely that we will sustain the historical growth rates of our business and our profitability may be adversely affected if we cannot continue to scale our platform through such acquisitions.

Hospitals and other healthcare businesses that we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare and other laws and regulations, medical and general professional liabilities, workers’ compensation liabilities and tax liabilities. These liabilities could be significant, and, if we are unable to exclude them from the acquisition transaction or successfully obtain and pursue indemnification from a third party, they could harm our business and financial condition. In addition, we may be unable to timely and effectively integrate hospitals, outpatient clinics, physician groups and other ancillary healthcare businesses that we acquire with our ongoing operations, or we may experience delays implementing operating procedures, personnel and systems, which could impact the financial performance of the acquired business.

We may fail to realize all of the anticipated benefits of our past and any future acquisitions, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating these acquired businesses into our operations.

We anticipate our prior acquisitions and any future acquisitions will result in benefits including, among other things, increased revenues, an enhanced ability to provide quality healthcare services and the ability to take advantage of greater scale and synergies to enhance our long-term profitability. The acquired businesses may, however, underperform relative to our expectations. Achieving the anticipated benefits, including any anticipated synergies, of these acquisitions will be subject to a number of uncertainties, including general competitive factors in the marketplace. The acquired businesses may not contribute to our revenues or earnings to the extent anticipated, the synergies we expect from these acquisitions may not be realized, and we may assume unanticipated or greater than expected liabilities as a result of these acquisitions.

Our ability to realize the anticipated benefits of acquisitions will depend, to a large extent, on our ability to integrate the acquired businesses into our existing operations. The combination of independent businesses is a complex, costly and time-consuming process that requires significant management attention and resources. The integration process may disrupt the businesses and, if implemented ineffectively, would limit the expected benefits to us of the acquisitions. The failure to meet the challenges involved in integrating the multiple businesses and to realize the anticipated benefits of our acquisitions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of market share and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•the diversion of management’s attention to integration matters;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;
•difficulties in the integration of operations and systems;
•conforming standards, controls, procedures and accounting and other policies and compensation structures between the companies;
•difficulties in the assimilation of employees and corporate cultures;
•potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with these acquisitions; and
•challenges in retaining key personnel.

Many of these factors will be outside of our and the acquired businesses’ control and any one of these factors could result in increased costs, decreases in the amount of expected revenues and additional diversion of management’s time and energy, which could materially adversely impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of our business and the acquired businesses are integrated successfully, the full benefits of such acquisitions may not be realized, including the synergies, cost savings, revenue growth or other benefits that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, we may incur additional unanticipated costs in the integration of our business with the acquired businesses. These unanticipated costs could be substantial. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the multiple businesses, will offset the incremental transaction-related costs over time. As a result, we cannot provide any assurance that our acquisitions will result in the realization of the full benefits anticipated from the transactions.

We may be subject to liabilities because of claims brought against our hospitals, physician practices, outpatient facilities or other business operations or against healthcare providers that provide services at our facilities.

We are subject to litigation relating to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. Hospital companies also have been subject to class action claims with respect to their billing practices for uninsured patients or lawsuit alleging inappropriate classification of claims for billing between observation and inpatient status. Many of these legal actions involve large claims and significant defense costs. Even in jurisdictions that impose caps on damages, litigants are seeking recoveries under new theories of recovery or pursuing alternative strategies that might not be subject to the caps on damages.

We maintain professional malpractice liability insurance and general liability insurance in amounts we believe are sufficient to cover claims arising out of the operations of our facilities. Some of the claims could exceed the coverage in effect, and coverage of particular claims or damages, such as punitive damages, could be denied or not available.

The volatility of professional liability insurance and, sometimes, the lack of availability of such insurance coverage for physicians with privileges at our hospitals increase our risk of vicarious liability where both our hospital and the uninsured or underinsured physician are named as co-defendants. We cannot assure you that we can continue to obtain insurance coverage or that such insurance coverage, if it is available, will be available on acceptable terms. We are subject to self-insured risk and may be required to fund claims out of our operating cash flow, which may have a material adverse effect on our financial condition, results of operations and liquidity.

We conduct a significant portion of our operations through JVs, which may expose us to certain risks and uncertainties, including risks as a result of our lack of sole decision-making authority. In addition, we may be required under certain circumstances to purchase our JV partners’ equity interests, which could adversely affect our liquidity and financial condition.

We have completed a number of JVs, affiliations and other strategic alliances with academic medical centers and not-for-profit health systems as part of our business strategy and expect to enter into similar transactions in the future. We believe our relationships with our JV partners are strong, however, any changes in these relationships could disrupt ongoing business, negatively affect our cash flows and distract management and other key personnel from our core business operations. As a general matter, our JV partners could have investment and operational goals that are not consistent with our company-wide objectives, including the timing, terms and strategies for future growth and development opportunities, and we could reach an impasse on certain decisions, which may hinder our ability to pursue preferred strategies for growth and development, could require significant resources to resolve and could have an adverse effect on our financial condition and results of operations. In some circumstances, we must obtain the consent of our JV partners before making certain material decisions, including decisions to approve the incurrence of third party indebtedness, acquisitions or sales of assets, transfers of membership interests, mergers or other consolidations or the entrance into a new line of business. Although we have not experienced to date a situation where a JV partner withheld its consent to a material decision, in the event that one of our JV partners were to do so, we may not be able to resolve favorably, or at all, any dispute regarding such material decisions and our ability to take actions that we believe are in our best interest could be limited and, as a result, our business and results of operations may be adversely affected.

Additionally, our JVs depend in part on the efforts, reputations and success of our JV partners and the strength of our relationships with those health systems. Our JVs could be adversely affected by any damage to those health systems’ reputations or to our relationships with them. In addition, damage to our business reputation could negatively impact the willingness of health systems to enter into relationships with us. In many cases, our JV agreements are structured to comply with current revenue rulings published by the U.S. Internal Revenue Service (“IRS”) as well as case law that are relevant to JVs between for-profit and not-for-profit healthcare entities. Material changes in these rulings and case law could adversely affect our relationships with JV partners. If we are unable to maintain existing arrangements on favorable terms or enter into relationships with additional JV partners, we may be unable to implement our business strategies for our JVs successfully, which may have a material and adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Moreover, nine of our hospitals are owned and operated through LLCs that are considered VIEs, which may not be as effective as direct ownership would be. For example, we rely on our VIEs to operate in accordance with industry standards and responsible business practices, and a failure to do so could have a material adverse effect on our business performance. Additionally, the interests of our JV partners may differ from the interests of our Company as a whole, which could limit our ability to effectively operate the related VIEs and maximize the economic benefits of our JV model. For example, it may be in a VIE’s interest to prioritize investment in hospital-specific infrastructure within its own health system, whereas it may be in the Company’s interest as a whole to allocate funds to certain other health systems with higher growth potential or to invest in other initiatives, such as technological innovation, that might benefit all of our health systems. Such divergence in interests could impact our ability to operate a VIE effectively. Given that a significant minority interest in these nine hospitals are held by third parties, such as not-for-profit medical systems, universities, academic medical centers and foundations, a significant portion of our revenue and net income is subject to the risks of the VIE structure. For the years ended December 31, 2024 and 2023, $1.7 billion and $1.6 billion, respectively, of our revenue and $242.5 million and $213.7 million, respectively, of our net income was attributable to our JVs and VIEs. As of the date of this Annual Report, we are not aware of any conflicts between the VIE and us. However, actual or potential conflicts of interest may arise in the future, which could have a material adverse effect on our ability to effectively control the VIEs and receive economic benefits from them.

In addition, certain terms of our JV agreements could lead to outcomes that may be unfavorable to us. For example, under the terms of certain of our JV agreements, our JV partners may unilaterally dissolve the JVs following the occurrence of certain events, such as actions by the JV that cause our JV partner to lose its tax-exempt status. Although none of our JV partners has invoked such unilateral dissolution rights to date, in the event one of our JV partners were to do so, it may have a material adverse effect on our business and results of operations. Most of our JV agreements also restrict us from competing with the respective JV, which may prevent us from expanding our services or entering into relationships that could benefit our business. In addition, we are restricted from competing with our JV partners in Topeka and Pascack Valley in certain specified areas. Certain of our agreements with JV partners, including those with health systems and/or physicians, could be subject to scrutiny under federal fraud and abuse laws, including the federal Anti-Kickback Statute and the Stark Law, and failure to conform our agreements to applicable exceptions and safe harbors could subject these agreements to the penalties described under “Item 1. Business—Program Integrity and Fraud and Abuse.”

Moreover, we have entered into put/call agreements with one of our JV partners, The University of Kansas Hospital Authority, with respect to the equity interest in our Topeka, Kansas JV held by our JV partner. The put/call arrangement gives our JV partner the right to deliver a put notice to us following the occurrence of certain events, such as the exclusion or suspension from Medicare and Medicaid programs, upon a specified change of control of the Company, or upon termination of the related management services agreement. The put/call arrangement also provides the JV partner the right, in limited circumstances, such as a material breach of the related management agreement or in the event one of our subsidiaries holding the equity interest in the JV files for bankruptcy protection, to buy out our interest in the JV. In the event our JV partner delivers a put notice to us, we may be required to settle the put/call arrangement in cash, which in turn may require us to dedicate a substantial portion of our cash flow to satisfy our payment obligations in respect to the arrangement, which could adversely affect our liquidity and reduce the amount of cash flows available to service our indebtedness and fund our operations, capital expenditures and corporate development activities. In certain cases, we may be required to incur additional indebtedness or pursue other financing alternatives to satisfy our payment obligations in respect to the arrangement, and we cannot give any assurance that we would be able to incur additional indebtedness or secure other financing on reasonable terms or at all. Our failure to satisfy the put option, if exercised by the JV partner, would result in a default under the JV agreement and may have an adverse effect on our reputation, business, financial condition and results of operations.

Our largest JV is in East Texas, where we operate and manage nine hospitals and 74 sites of care, including the managed clinical operations of UTHSCT at the hospital at UT Health North Campus Tyler. This nine-hospital regional health system is named UT Health East Texas (“UT Health East Texas”). We own 70% of the JV while UTHSCT owns 30%. UT Health East Texas accounted for 19.5% and 19.7% of our total revenue for the years ended December 31, 2024 and 2023, respectively, and 11.8% and 3.7% of our pre-tax income for the same periods, respectively. Our next largest JV is in Pocatello, Idaho, where we operate and manage one hospital and twelve sites of care. This regional health system is named the Portneuf Medical Center. We own 77% of the JV while the Portneuf Health Trust, Inc. (“PHT”) owns 23%. In both JV agreements, we are entitled to appoint five of the ten directors of the JV and certain enumerated matters require the consent of a majority of the directors appointed by us, including a modification to an agreement between the JV and our JV partner. While we own a controlling equity interest in the entities that own and operate the acquired hospitals in the UT Health East Texas and Portneuf Medical Center systems (excluding the managed hospital at UT Health North Campus Tyler), the long-term success of such JVs is dependent on the ongoing collaboration and alignment of our interests with those of UTHSCT and PHT.

The failure to obtain our medical supplies and drugs at favorable prices or in sufficient volumes could cause our operating results to decline.

We contract with a group purchasing organization (“GPO”), a type of entity that attempts to obtain favorable pricing on medical supplies and drugs with manufacturers and vendors, sometimes by negotiating exclusive supply arrangements in exchange for discounts to purchase medical supplies and pharmaceuticals for use in our facilities. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could experience higher costs or insufficient volumes for our medical supplies and drugs. Further, costs of supplies and drugs may continue to increase due to market pressure from pharmaceutical companies, new product releases and shortages of supplies and drugs. Higher costs or insufficient supply could adversely impact our results of operations. Also, there can be no assurance that our GPO agreement will provide the discounts we expect to achieve. In addition, agreements with GPOs are subject to scrutiny under federal fraud and abuse laws, including the Anti-Kickback Statute, and failure to conform our agreements to applicable exceptions and safe harbors could subject these agreements to the penalties described under “Item 1. Business—Program Integrity and Fraud and Abuse—Anti-Kickback Statute.”

We are subject to a variety of operational, legal and financial risks associated with outsourcing functions to third parties.

We have outsourced certain services including, among others, services related to revenue cycle management and environmental and dietary services. Effective management, development and implementation of our outsourcing strategies are important to our business strategy. If there are delays or difficulties in enhancing business processes or our third party service providers do not perform, we may not be able to fully realize the economic and other benefits of the outsourced services, which could result in substantial costs, divert management’s attention from other strategic activities, or create other operational or financial challenges for us. Moreover, although we take steps to monitor and regulate the performance of any parties to which we delegate services, arrangements with third party service providers may make our operations vulnerable if these vendors fail to satisfy their obligations to us as a result of their performance, changes in their own operations, financial condition or other matters outside of our control. We may also face legal, regulatory, financial or reputational harm for the actions or omissions of such service providers, and we may not have effective recourse against the service providers. Terminating or transitioning arrangements with key vendors could result in additional costs and a risk of operational problems, delays in collections from payors, potential errors and possible control issues during the termination and transition processes, any of which could adversely affect our business, results of operations, financial condition and cash flows.

In particular, we may be affected by risks associated with our master services agreement with Ensemble, our vendor for revenue cycle management services, as approximately 89.1% and 90.6% of our total revenue during the years ended December 31, 2024 and 2023, respectively, was collected via such master services agreement. For example, our results of operations, financial condition and cash flows could be affected by Ensemble’s ability to timely, accurately, and appropriately code and bill claims and collect payments in compliance with the complex and stringent billing, coding and clinical documentation requirements imposed by government healthcare programs and other payors. The initial term of this master services agreement expires 30 days after the expiration or termination of all statements of work executed in connection with the master services agreement and completion of any requested termination assistance services under the master services agreement, which could lead to prolonged operational disruptions and financial impacts if performance issues with Ensemble arise. However, we have the right to terminate this master service agreement if Ensemble fails to achieve minimum performance levels for cash collections for two consecutive annual measurement periods, fails to meet an agreed upon number of minimum performance requirements over three consecutive quarters, materially breaches the agreement or experiences certain enumerated insolvency events.

Our facilities are heavily concentrated in Texas and Oklahoma, which makes us sensitive to regulatory, economic and competitive conditions and changes in those states.

We operated 30 acute care hospitals at December 31, 2024, and 21 of those hospitals, including one managed hospital, are located in Texas and Oklahoma and include 2,609 licensed beds, or 61% of our total licensed beds. Our Texas and Oklahoma facilities’ combined net revenue represented 60.3% of our consolidated total revenue for the year ended December 31, 2024. This concentration makes us particularly sensitive to regulatory, economic and competitive conditions and changes in those states. Any material change in the regulatory, economic or competitive conditions in those states could have a disproportionate effect on our business, financial condition and results of operations. For example, Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid 1115 waiver, the “Texas Waiver Program.” As currently structured, the Texas Waiver Program, which has undergone significant changes in recent years, provides funding for uncompensated care and includes several directed payment programs. The Texas Waiver Program continues through 2030, but directed payment programs have limited approval periods, such as the Comprehensive Hospital Increase Reimbursement Program, or CHIRP, which is currently set to expire August 31, 2025. If Texas is unable to obtain future extensions or other approvals related to the Texas Waiver Program, including its directed payment programs, our revenues could be negatively impacted. Further, it is difficult to predict whether and how Medicaid programs, including waiver programs, might be modified, extended, or eliminated, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. See see Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements.

Economic factors have affected, and may continue to impact, our business, financial condition and results of operations.

We believe broad economic factors, such as high unemployment rates in our markets and instability in consumer spending, could impact our volumes and our ability to collect outstanding receivables. The United States economy remains unpredictable. If industry trends (including reductions in commercial managed care enrollment and patient decisions to postpone or cancel elective and non-emergency healthcare procedures) or general economic conditions worsen, we may not be able to sustain future profitability, and our financial condition, results of operations and liquidity may be materially and adversely affected.

Furthermore, the availability of liquidity and credit to fund the continuation and expansion of many business operations worldwide has been limited in recent years. Our ability to access the capital markets on acceptable terms may be severely restricted at a time when we would like, or need, to access those markets, which could have a negative impact on our growth plans, our flexibility to react to changing economic and business conditions and our ability to refinance existing debt. An economic downturn or other economic conditions could also adversely affect the counterparties to our agreements, including the lenders under our credit facilities, causing them to fail to meet their obligations to us.

Our hospitals and other healthcare facilities may be negatively impacted by severe weather, climate change, and other factors beyond our control, which could restrict patient access to care or cause one or more of our facilities to close temporarily or permanently.

The results of operations of our hospitals and other healthcare facilities may be adversely impacted by severe weather conditions, including hurricanes, tornados, floods, earthquakes and widespread winter storms, which may also be exacerbated by climate change, or other factors beyond our control that could cause disruption to patient scheduling or displacement of our patients, employees, physicians and clinical staff, and may force certain of our facilities to close temporarily or permanently. In certain geographic areas, we have a concentration of hospitals and other healthcare facilities that may be simultaneously affected by adverse weather conditions or events, which may increase in frequency and severity as a result of climate change. These types of disruptions due to severe weather and climate change could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We face certain risks related to the Ventas Master Lease, pursuant to which we lease ten of our hospitals and the associated Relative Rights Agreement.

We lease ten of our hospitals from subsidiaries of Ventas pursuant to the Ventas Master Lease. The Ventas Master Lease includes a number of significant operating and financial restrictions on us, including requirements that we maintain certain minimum portfolio coverage and guarantor fixed charge coverage ratios and do not exceed a certain guarantor net leverage ratio. If we breach our covenants under the terms of the Ventas Master Lease, we would be in default thereunder, and Ventas would have the right in certain circumstances to terminate the Ventas Master Lease and/or exercise a purchase option with respect to certain personal property located at the leased facilities. The Ventas Master Lease contains a cross-acceleration provision that could result in default under the Ventas Master Lease in the event we default under the terms of certain of our debt instruments, including our existing credit facilities and the indentures governing the terms of our senior notes, and the holders of such indebtedness elect to accelerate the obligations thereunder. During the term of the Ventas Master Lease, the Tenants (as defined below) cannot, without the prior written consent of landlords, directly or indirectly own, lease, manage, participate or otherwise be associated with certain types of facilities, including any surgical, medical, or specialty hospital center that compete with and are located within 35 miles of a Protected Facility, defined as any facility that is leased under the Ventas Master Lease or any other lease between Ventas, the Tenants, the Lease Guarantors and their respective affiliates.

Moreover, the Relative Rights Agreement by and among Ventas, the trustee of our senior notes and the administrative agents under our senior secured credit facilities, dated as of June 28, 2018 and subsequently amended by the First Amendment to the Relative Rights Agreement dated as of June 3, 2024 (as so amended, the “Relative Rights Agreement”), among other things, (i) sets forth the relative rights of Ventas and the administrative agents with respect to the properties and collateral related to the Ventas Master Lease and securing our senior secured credit facilities, (ii) caps the amount of indebtedness incurred or guaranteed by our subsidiaries that are Tenants under the Ventas Master Lease (together with such Tenants’ guarantees of our existing indebtedness and all other indebtedness incurred or guaranteed by such Tenants) at $375.0 million and (iii) imposes certain incurrence tests on the incurrence of additional indebtedness by such Tenants. The Relative Rights Agreement also contains a cross-acceleration provision that allows Ventas to declare an event of default under the Ventas Master Lease upon the acceleration of our obligations under our senior secured credit facilities, and allows the administrative agents to declare an event of default under our senior secured credit facilities in the event Ventas declares a termination of the Ventas Master Lease prior to the expiration of the term of the Ventas Master Lease. As a result, if we are in default under the Ventas Master Lease and Ventas exercises its right to declare a termination of the Ventas Master Lease, the lenders under our existing indebtedness and holders of the senior notes could elect to accelerate our debt obligations under such instruments, together with accrued and unpaid interest thereon. In such event, it is unlikely that we would be able to satisfy our obligations under all of such accelerated indebtedness simultaneously. Furthermore, pursuant to the terms of the Ventas Master Lease, Ventas has the option upon the (i) expiration of the term of the Ventas Master Lease, (ii) earlier termination of the Ventas Master Lease or (iii) occurrence of certain events of default under the Ventas Master Lease, to dispossess the Tenants under the Ventas Master Lease from all or any portion of their leased premises. In connection with such dispossession, Ventas has the right to purchase all of such Tenants’ personal property (at fair market value) relating to such dispossessed premises other than such Tenants’ proprietary software, trademarks, accounts receivable, contracts with its affiliates and any other of such Tenants’ contracts or leases determined by Ventas or its designee. In the event that we default under the Master Lease Agreement, or default under our senior secured credit facilities or other indebtedness, Ventas could declare an event of default under such agreements that would result in an acceleration of our indebtedness and the potential loss of certain of our facilities. Further, Ventas would have the right in certain circumstances to exercise a purchase option with respect to certain personal property at the leased facilities. Any such occurrence would have a material adverse effect on our business, financial condition, results of operations, cash flows and profitability. For additional information regarding the terms of the Ventas Master Lease, see Note 4, "Related Party Transactions" to our consolidated financial statements.

Our principal equity holders’ interests may conflict with yours.

As of December 31, 2024, EGI-AM Investments, L.L.C. (“EGI-AM”) owned approximately 54.1% of our outstanding common stock. As a result, EGI-AM is our controlling stockholder. In addition, under the Nomination Agreement (as defined below), for so long as EGI-AM beneficially owns 50% or more of the total voting power of our then-outstanding common stock, EGI-AM will have the right, but not the obligation, to nominate a majority of our directors and to designate the Chairman of the Board and a majority of each of the compensation and nominating and corporate governance committees of the Board. Further, as EGI-AM’s ownership of the total voting power of our then-outstanding common stock decreases, it has the right to appoint fewer directors, as specified in the Nomination Agreement. Accordingly, EGI-AM has the ability to influence the outcome of matters that require Board approval and our policies and operations, and its interests may not in all cases be aligned with your interests. For example, EGI-AM may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance their equity investments, even though such transactions might involve risks to you as a stockholder. Furthermore, EGI-AM may in the future own businesses that directly or indirectly compete with us. EGI-AM may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Moreover, EGI-AM is able to control any action requiring the general approval of our stockholders, including the election of directors, amendments to our certificate of incorporation and bylaws and the approval of a merger or sale of all or substantially all of our assets. For further information, see “—We are a “controlled company” within the meaning of the rules of the New York Stock Exchange ("NYSE") and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements; you will not have the same protections afforded to stockholders of companies that are subject to all such requirements” and “Item 1A. Risk Factors—Risks Related to Ownership of our Common Stock—Certain of our directors have relationships with our controlling stockholder, EGI-AM, and other affiliated entities of EGI, which may cause conflicts of interest with respect to our business.”

As of December 31, 2024, an entity affiliated with Pure Health Holding PJSC (“Pure Health”) beneficially owned approximately 21.2% of our outstanding common stock. As a result, Pure Health may be in a position to influence matters affecting us, including decisions regarding extraordinary business transactions, fundamental corporate transactions and election of directors. Pure Health may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance their equity investments, even though such transactions might involve risks to you as a stockholder. Furthermore, Pure Health may in the future own businesses that directly or indirectly compete with us. Pure Health may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

As of December 31, 2024, ALH Holdings, LLC (a subsidiary of Ventas) beneficially owned approximately 6.5% of our outstanding common stock and may be in a position to influence matters affecting us. Under the Nomination Agreement, for so long as ALH Holdings, LLC and any of its affiliates (including Ventas) together beneficially own 4% or more of the total voting power of our then-outstanding common stock, ALH Holdings, LLC will have the right, but not the obligation, to nominate one (1) director to the Board. In addition, we lease ten of our hospitals from subsidiaries of Ventas pursuant to the Ventas Master Lease. Ventas’ interests as our counterparty to the Ventas Master Lease may conflict with your interest as a stockholder. Ventas may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance their equity investments, even though such transactions might involve risks to you as a stockholder. Furthermore, Ventas owns, and may in the future own, businesses that directly or indirectly compete with us. Ventas may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Our significant level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 31, 2024, we had $293.1 million (net of the original issue discount and deferred financing costs) of our senior notes outstanding, $765.4 million (net of the original issue discount and deferred financing costs) of borrowings under our senior secured term loan facility and $36.6 million of finance leases and other secured debt (excluding, for the avoidance of doubt, any rent expense payable pursuant to the Ventas Master Lease or the lease arrangement with MPT). Our substantial debt could have important consequences to us, including:

•increasing our vulnerability to general economic and industry conditions;
•requiring a substantial portion of our cash flow used in operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•exposing us to the risk of increased interest rates, and corresponding increased interest expense, because future borrowings under our existing credit facilities would be at variable rates of interest;
•reducing funds available for working capital, capital expenditures, acquisitions and other general corporate purposes, due to the costs and expenses associated with such debt;
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and
•limiting our ability to adjust to changing marketplace conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt.

In addition, some of the instruments governing our existing indebtedness contain cross-default or cross-acceleration provisions that could result in our debt being declared immediately due and payable under a number of debt instruments, even if we default on only one debt instrument. In such event, it is unlikely that we would be able to satisfy our obligations under all of such accelerated indebtedness simultaneously.

There are no assurances that we will maintain a level of liquidity sufficient to permit us to pay the principal, premium and interest on our indebtedness or to grow our business and use our capital effectively. In addition to competitive conditions in the industry in which we operate, our financial condition and operating performance are also subject to prevailing economic conditions and certain financial, business and other factors beyond our control.

The agreements that govern our existing indebtedness impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The agreements that govern our existing indebtedness impose significant operating and financial restrictions on us. These restrictions will limit our ability and the ability of our subsidiaries to, among other things:

•incur or guarantee additional debt or issue disqualified stock or preferred stock;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;
•enter into agreements that restrict the ability of our subsidiaries to make dividends or other payments to us;
•designate subsidiaries as unrestricted subsidiaries; and
•transfer or sell assets.

In addition, our ABL Facilities (as defined below) require us to maintain a minimum fixed charge coverage ratio if availability under our ABL Facilities falls below a certain threshold.

As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions which could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although the instruments governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent we incur additional indebtedness or other obligations, it could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly. We are also exposed to interest rate volatility, which could result in higher-than market interest rates and may have a material adverse effect on our business, financial condition, results of operations and prospects.

Our existing credit facilities bear, and other indebtedness we may incur in the future may bear, interest at a variable rate. As a result, at any given time interest rates on our existing indebtedness could be higher or lower than current levels. As of December 31, 2024, we carried debt at variable interest rates of $766.6 million (net of the original issue discount and deferred financing costs), which represented approximately 70.0% of our outstanding total debt. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed remains the same, and therefore net income and associated cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Effective August 31, 2023, we executed interest rate swaps with Barclays Bank PLC and Bank of America, N.A., as counterparties, with notional amounts totaling approximately $529.0 million, expiring June 30, 2026. We have entered into these agreements to manage our exposure to fluctuations in interest rates. Under these swap agreements, we are required to make monthly fixed rate payments at annual rates ranging from 1.47% to 1.48%. The counterparties are obligated to make monthly floating rate payments to us based on the one-month Secured Oversight Financing Rate (“SOFR”), each subject to a floor of 0.39%.

Furthermore, the United States-dollar London Inter-bank Offered Rate (“LIBOR”) was replaced with SOFR, a new index calculated by reference to short-term repurchase agreements for United States Treasury securities. In light of guidance from the Alternative Reference Rate Committee, comprised of a broad set of industry regulators and market participants, we adopted SOFR as an index for the interest rate of our variable rate indebtedness. However, because SOFR is a broad United States Treasury repurchase agreement financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. In addition, daily changes in SOFR have, on occasion, been more volatile than daily changes in other benchmark or market rates, including LIBOR, which results from the volatility of SOFR reflecting the underlying volatility of the overnight United States Treasury repo market. The Federal Reserve Bank of New York has at times conducted operations in the overnight United States Treasury repo market in order to help maintain the federal funds rate within a target range. There can be no assurance that the Federal Reserve Bank of New York will continue to conduct such operations in the future, and the duration and extent of any such operations is inherently uncertain. The effect of any such operations, or of the cessation of such operations to the extent they are commenced, is uncertain and could be materially adverse to investors or issuers or borrowers of SOFR-linked floating debt. If we are not able to effectively manage these and other risks associated with the use of SOFR, our business, financial condition, results of operations and prospects could be materially and adversely affected.

A deterioration of public health conditions associated with a future pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise affects our facilities could adversely impact our business.

As a provider of healthcare services, we were significantly impacted by the public health and economic effects of the COVID-19 pandemic. In response to the COVID-19 pandemic, the federal government authorized financial relief for eligible healthcare providers through the Public Health and Social Services Emergency Fund ("PHSSEF"), also known as the Provider Relief Fund. Although recipients are not required to repay funding received, provided they attest to and comply with certain terms and conditions, changes to interpretations of guidance on the underlying terms and conditions may result in the derecognition of amounts previously realized. During the years ended December 31, 2023 and 2022, we received $8.5 million and $49.9 million, respectively, in cash distributions from the Provider Relief Fund and other state and local programs, all of which was timely expended. We did not receive any such funds during the year ended December 31, 2024. In June 2024, payments under the PHSSEF ceased. Further, we may be subject to or incur costs from related government actions including payment recoupment, audits and inquiries by governmental authorities, and criminal, civil or administrative penalties.

In addition, if a future pandemic, epidemic, outbreak of infectious disease or other widespread health crisis were to affect our markets, our business and operations could be adversely affected. Any such crisis could diminish the public trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose, or that are treating (or have treated) patients affected by infectious diseases. If any of our facilities are involved, or perceived as being involved, in treating patients from such an infectious disease, patients might cancel elective procedures or avoid seeking needed care at our facilities, and our reputation may be negatively affected. Patient volumes may decline or volumes of uninsured and underinsured patients may increase, depending on the economic circumstances surrounding the pandemic, epidemic or outbreak. Further, a pandemic, epidemic or outbreak might adversely affect our business by causing a temporary shutdown or diversion of patients, by causing disruption or delays in supply chains for products and materials or by causing staffing shortages. Although we have contingency plans in place, including infection control and disaster plans, the potential impact of, as well as the public’s and the government’s response to, any such pandemic, epidemic or outbreak of an infectious disease is difficult to predict and could adversely affect our business.

The estimates of market opportunity and forecasts of market growth included in this report may prove to be inaccurate, and even if our addressable markets achieve the forecasted growth, our business could fail to grow at similar rates.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of hospital and physician/clinical services expenditure in the United States overall and in our serviceable addressable market and current addressable market is subject to significant variables, including a changing regulatory environment and population demographic, which can be difficult to measure, estimate or quantify. Our business depends on, among other things, our success in implementing our business strategy, which is subject to many risks and uncertainties. Estimates and forecasts of these factors are difficult and affected by multiple variables. For these reasons, the estimates and forecasts in this report relating to the size and expected growth of our serviceable addressable market and current addressable market may prove to be inaccurate. Even if our addressable markets meet our size estimates and forecasted growth, our business could fail to grow at similar rates.

If certain large employers in the local markets where our hospitals operate cease or substantially reduce their business operations, a disproportionately large number of community residents who depend on our hospitals and other healthcare facilities for their care may lose insurance coverage or decide to move elsewhere, which could adversely affect our business and results of operations.

The economies in the communities in which our hospitals operate are often dependent on a small number of large employers. Those employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals and other healthcare facilities for their care. The failure of one or more large employer or the closure or substantial reduction in the number of individuals employed at facilities located in or near the communities where our hospitals operate, could cause affected employees to move elsewhere to seek employment or lose insurance coverage that was otherwise available to them. The occurrence of these events could adversely affect our revenue and results of operations, thereby harming our business.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository financial institution in which we hold our cash and cash equivalents fails or if a depository institution is subject to other adverse conditions in the financial or credit markets, and impacts access to our invested cash or cash equivalents, our operating liquidity and financial performance could be adversely affected.

Risks Related to Regulation

If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

The healthcare industry is required to comply with extensive and complex laws and regulations at the federal, state and local levels relating to, among other issues:

•billing and coding for, and documentation of services and properly handling overpayments;
•appropriateness and classification of level and setting of care provided, included proper classification of inpatient admissions, observation services and outpatient care;
•relationships with physicians and other referral sources and referral recipients;
•necessity and adequacy of medical care;
•quality of medical equipment and services;
•patient, workforce, and public safety;
•qualifications of medical and support personnel;
•the confidentiality, maintenance, interoperability, exchange, and security of medical records and other health-related and personal information, including data breach, ransomware and identity theft issues;
•the development and use of artificial intelligence and other predictive algorithms, including those used in clinical decision support tools;
•screening, stabilization and transfer of individuals who have emergency medical conditions;
•restrictions on the provision of medical care, including reproductive care;
•permitting, facility and personnel licensure, certification and accreditation requirements and enrollment standards and requirements for participation in government healthcare programs;
•corporate practice of medicine and fee-splitting;
•consumer disclosures and price transparency;

•the distribution, maintenance and dispensing of pharmaceuticals and controlled substances;
•debt collection, limits or prohibitions on balance billing and billing for out of network services;
•preparing and filing of cost reports;
•operating policies and procedures;
•activities regarding competitors;
•addition of facilities and services; and
•environmental protection.

Among these laws are the Stark Law, federal Anti-Kickback Statute, the FCA, the federal Civil Monetary Penalties Law, EMTALA, EKRA, HIPAA, CLIA and similar state laws.

Some of these laws apply to the financial relationships we have with physicians and others who either refer or influence the referral of patients to our hospitals, other healthcare facilities and employed physicians or who are the recipients of referrals. For example, the Anti-Kickback Statute is a criminal law that prohibits, among other things, the solicitation, receipt, offering or payment of any remuneration with the intent of generating referrals or orders for services or items that may be paid for by a federal healthcare program. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The OIG has enacted safe harbor regulations that outline arrangements that are not deemed as entailing prohibited remuneration under the Anti-Kickback Statute. Certain of our current arrangements, including JVs and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, may not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-Kickback Statute. Rather, the determination of a violation then turns on the specific facts and circumstances, and arrangements that fall outside an available exception or safe harbor are typically subject to greater scrutiny. We cannot offer assurance that practices outside of a safe harbor will not be found to violate the Anti-Kickback Statute. Allegations of violations of the federal Anti-Kickback Statute may be brought under the federal Civil Monetary Penalties Law, which requires a lower burden of proof than other fraud and abuse laws, including the Anti-Kickback Statute.

The Stark Law is a strict liability civil law that prohibits physicians from making referrals for designated health services, payable by Medicare to entities with which the physician or an immediate family member of the physician has a financial relationship, unless an exception applies. The Stark Law further prohibits entities that have received such referrals from filing claims with Medicare (or billing another individual, entity or third party payor) for those referred services. The term “designated health services” includes, among other things, inpatient and outpatient hospital services, home health services, and clinical laboratory services. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex and are subject to continuing legal and regulatory change. Thus, we cannot provide assurance that every relationship complies fully with the Stark Law. Unlike the Anti-Kickback Statute, the Stark Law is a strict liability law, and the failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature.

The FCA imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid. Actions under the FCA may be brought by the government or by a private person under a qui tam, or “whistleblower,” suit. There are many potential bases for liability under the FCA. For example, submission of claims for services or items generated in violation of the federal Anti-Kickback Statute constitute a false or fraudulent claim for purposes of the FCA. Whistleblowers and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA. False claims under the FCA also include the knowing and improper failure to report and refund amounts owed to the government in a timely manner following the identification of an overpayment. There are heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including the hospital segment.

Federal law also imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the Civil Monetary Penalties Law authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider.

Several states in which we operate have also adopted similar fraud and abuse laws to the laws described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program.

These laws and regulations, among other things, constrain our business and limit the types of financial arrangements we may have with our JV partners, physicians, patients, and others who either refer or influence the referral of patients to our hospitals or other healthcare facilities and employed physicians or who are the recipients of referrals. We have a variety of financial relationships with physicians and other referral sources who refer patients to our hospitals. For example, physicians have ownership interests in some of our facilities and may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements, medical director agreements, and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include reimbursement for certain direct expenses, including relocation costs, income guarantees and, in some cases, loans.

Due to the breadth of the fraud and abuse laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. CMS and the OIG maintain processes to self-disclose actual or potential violations of certain fraud and abuse laws, and we have pending self-disclosures to CMS related to Stark Law matters and may in the future submit additional self-disclosures to government agencies. Our assessment and calculation of the liability set forth in any self-disclosure is subject to review by CMS, and the resolution of these matters is uncertain and could exceed the amounts we regularly reserve for these matters.

If we fail to comply with these or other applicable laws and regulations, which are subject to change, we could be subject to liabilities, including civil penalties, money damages, lapses in reimbursement, the loss of our licenses, accreditation or certification to operate one or more facilities, revocation of billing privileges, exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs, civil lawsuits and criminal penalties. Our Medicare and Medicaid payments may be suspended pending even an investigation of what the government determines to be a credible allegation of fraud. Furthermore, even a public announcement that we are being investigated for possible violations of law could have a material adverse effect on the value of our common stock and our business reputation could suffer. In addition, different interpretations or enforcement of, or amendments to, these and other laws and regulations in the future could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, result in interruptions or delays in the availability of systems and/or result in a patient volume decline. We may also face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these regulations. An adverse outcome under any such investigation or audit, a determination that we have violated these or other laws or a public announcement that we are being investigated for possible violations could result in liability, result in adverse publicity, and adversely affect our business, financial condition, results of operations or prospects.

We may be the subject of government investigations, claims, audits, whistleblower and other litigation and payor audits.

Healthcare companies are subject to various investigations and audits by governmental authorities. Both federal and state government agencies have heightened civil and criminal enforcement efforts in recent years and expanded collaborative program integrity initiatives. These efforts have led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry involving federal civil and criminal false claims laws and civil monetary penalties laws, including the FCA. Further, under the FCA, private parties are able to bring qui tam, or “whistleblower,” lawsuits on behalf of the government in connection with alleged false claims for payments submitted to the government or improper retention of overpayments. The private parties are entitled to share in any amounts recovered by the government. When an entity is determined to have violated the federal civil FCA, the government may impose substantial civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. In addition, a number of states have adopted their own false claims and whistleblower provisions. Certain of our facilities have been, are currently, and may in the future be subject to lawsuits, qui tam actions, civil investigative demands, subpoenas, investigations, audits and other inquiries related to our operations. These claims, lawsuits, and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

As a result of our participation in the Medicare and Medicaid programs, we face and are currently subject to various governmental reviews, audits, and investigations to verify our compliance with these program requirements and applicable laws and regulations. Government agencies and their agents, such as the MACs, as well as the OIG, CMS and state Medicaid programs, conduct audits of our healthcare operations. Private third party payors may conduct similar post-payment audits. In addition, we perform internal audits and monitoring. Depending on the nature of the conduct uncovered in such audits, and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

CMS and state Medicaid agencies contract with RACs and other contractors on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the Medicare and Medicaid programs. RAC denials are appealable; however, in recent years, there have been significant delays in the Medicare appeals process. Although HHS has taken steps to address the backlog, we may experience delays in appealing RAC payment denials. CMS engages UPICs to perform audits, investigations and other integrity activities across both the Medicare fee-for-service and Medicaid programs. CMS also contracts with QIOs to promote the integrity of the Medicare program through review of quality concerns and detection of improper payments. Government agencies and their contractors regularly conduct audits and request documentation to support claims submitted for payment of services rendered and compliance with government program claim submission requirements. We are routinely subject to audits under various government programs, and any delays timely providing requested records, negative audit findings or allegations of fraud or abuse may subject us to liability, such as overpayment liability, refunds or recoupments of previously paid claims, payment suspension or the revocation of billing or payment privileges in governmental healthcare programs. Such actions, if imposed on the Company or its subsidiaries, could materially and adversely impact our revenue, financial condition and results of operations.

Responding to investigations and qui tam lawsuits can be time-and resource-consuming and can divert management’s attention from the business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and require us to incur significant costs and could result in a material adverse effect to our reputation and business. If our operations are found to be in violation of applicable laws or regulations, we may be subject to civil and criminal penalties, including significant fines or damages or other sanctions, including exclusion from government healthcare programs. Settlements of lawsuits involving Medicare and Medicaid issues routinely require both monetary payments and corporate integrity agreements, any of which could have an adverse effect on our business, financial condition, results of operations and liquidity.

Although we endeavor to conduct our business in compliance with all applicable federal and state laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted. Therefore, we cannot assure you that our arrangements or business practices will be free from government scrutiny or be found to be in compliance with applicable laws.

We are required to treat patients with emergency medical conditions regardless of ability to pay.

In accordance with EMTALA and our operating policies and procedures, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay or immigration status) to determine if such individual has an emergency medical condition. If it is determined that the individual has an emergency medical condition, we provide such further medical examination and treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for transfer of such individual to another medical facility. We operate in states that have experienced a growth in immigrant populations, and these populations may include uninsured or underinsured individuals, which may increase our undercompensated or uncompensated care costs. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, or if regulations expanding our obligations under EMTALA are proposed and adopted, our volume of uncompensated care may materially increase and our results of operations will be harmed.

The government has expressed its intent to investigate and enforce EMTALA violations actively. Hospitals may face conflicting interpretations of EMTALA’s requirements, particularly with respect to reproductive health services, which may complicate compliance efforts. If any of our hospitals fails to satisfy EMTALA obligations, we could be subject to sanctions, including exclusion from participation in Medicare and Medicaid programs, civil monetary penalties, which are increased annually based on updates to the consumer price index. In addition, an injured individual, the individual’s family or a medical facility that suffers a financial loss as a direct result of a hospital’s violation of the law may bring a civil lawsuit against the hospital.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.

The data protection landscape is rapidly evolving, and we are and may become subject to numerous state and federal laws, requirements and regulations governing the collection, use, disclosure, retention and security of health-related and other personal information. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot predict the impact of future laws, regulations, standards, or the perception of their requirements on our business. This regulatory landscape may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. Any failure or perceived failure by us to comply with applicable data privacy and security laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, financial condition and operations.

For example, the HIPAA privacy and security regulations extensively regulate the use and disclosure of PHI and require covered entities, including healthcare providers and health plans, and vendors known as “business associates,” that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, as well as their covered subcontractors, to implement administrative, physical and technical safeguards to protect the privacy and security of PHI. HIPAA also imposes certain breach notification obligations on covered entities who must report breaches of unsecured PHI without unreasonable delay to affected individuals, HHS and, in the case of larger breaches, the media. Business associates are also required to report breaches of unsecured PHI to relevant covered entities. In November 2023, we discovered that the Cybersecurity Incident impacted and disrupted a number of information technology systems for critical areas of our operations at all of our facilities and determined that the unauthorized actor responsible acquired a copy of certain personal information, including PHI of certain of our patients. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Our business could be negatively affected by security threats, catastrophic events and other disruptions affecting our, our service providers’ or our JV partners’ information technology and related systems, which have adversely affected, and could in the future adversely affect, our relationships with patients and business partners and subject us to legal claims and liabilities, reputational harm and business disruption and adversely affect our financial condition.” We have experienced other breaches and may experience additional breaches in the future that require us to notify affected patients and regulators, including the HHS Office for Civil Rights, and we work with the patients and such regulators to resolve these matters. The HIPAA privacy, security and breach notification regulations have imposed, and will continue to impose, significant compliance costs on our operations. Further, failure to comply with the HIPAA privacy and security standards can result in, among other things, civil monetary penalties and, in certain circumstances, criminal penalties including fines and/or imprisonment. A covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. HHS is required to perform compliance audits, and state attorneys general may enforce the HIPAA privacy and security regulations in response to violations that threaten the privacy of state residents.

In addition to HIPAA, there are numerous other laws and legislative and regulatory initiatives at the federal and state levels governing the confidentiality, privacy, availability, integrity and security of health-related information and other types of personal information. Certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to health-related information than HIPAA, and state laws may differ from each other, which may complicate compliance efforts. For example, state laws require us to notify affected individuals in the event of certain data breaches involving individually identifiable information (without a requirement that health-related information be involved). Such state data breach notification laws continue to expand the types of personal information that they encompass, such as medical and insurance information, and may contain burdensome breach reporting requirements. The laws are inconsistent, and compliance in the event of a widespread data breach is costly. States also regularly amend existing laws, requiring attention to frequently changing regulatory requirements.

In addition, even when HIPAA does not apply, the FTC takes the position that violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair and/or deceptive acts or practices in violation of the Federal Trade Commission Act, and the FTC uses its consumer protection authority to initiate enforcement actions in response to data breaches. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

Further, we accept debit and credit cards for payment and are therefore subject to the Payment Card Industry Data Security Standard (the “PCI DSS”), which includes guidelines with regard to the security policies and practices we should adopt regarding the physical and electronic storage, processing and transmission of cardholder data. Compliance with the PCI DSS and implementing related procedures, technology and information security measures requires significant resources and ongoing attention, and any security incident involving cardholder data could subject us to significant penalties and liability.

Our marketing and patient engagement activities, including sending short message services (“SMS”) text messages to patients, are subject to communications privacy laws such as the Telephone Consumer Protection Act (“TCPA”), a federal statute that protects consumers from unwanted telephone calls, faxes and text messages. Although we obtain consent from individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosure we provide, form of consent we obtain or our SMS texting practices are not adequate or violate applicable law. While we strive to adhere to strict policies and procedures that comply with the TCPA, the Federal Communications Commission, as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our SMS texting practices violate the TCPA could subject us to civil penalties and could require us to change some portions of our business. Moreover, if wireless carriers or their trade associations, which issue guidelines for texting programs, determine that we have violated their guidelines, our ability to engage in texting programs may be curtailed or revoked, which could impact our operations and cause us to incur costs related to implementing a workaround solution.

The potential effects of federal and state privacy and security requirements are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Moreover, data privacy and security laws are continuing to be proposed at the federal and state level and may result in additional legal requirements that impact our business.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, fines and penalties, third party claims, and damage to our reputation and adversely affect our business and results of operations. Even an unsuccessful challenge by patients or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us.

We may not be able to construct, acquire, sell, renovate or expand healthcare facilities. In addition, the acquisition of minority interests, including of ten percent (10%) or more of the outstanding equity of certain of our hospital facilities, may be subject to prior approval by certain state regulators where we operate, and the failure to obtain any such required approval may result in the imposition of significant fines on us and/or the loss of licensure, which could have an adverse effect on our results of operations.

State efforts to regulate the construction, acquisition, renovation or expansion of healthcare facilities, for example, through CON programs, may limit our ability to build, acquire, renovate or expand facilities or expand the breadth of services we offer. In evaluating a proposal, these states often consider the need for additional or expanded healthcare facilities or services. The failure to obtain any required CON or other required approval could impair our ability to operate or expand operations. In addition, the failure to comply with these requirements or any citation or other adverse action against one facility could negatively impact our ability to expand, acquire or operate other facilities in the same state. Any such failure could, in turn, adversely affect our ability to attract patients and physicians to our facilities and grow our revenues, which would have an adverse effect on our results of operations. Of the states in which we operate, New Jersey and Oklahoma operate CON programs that extend to hospitals and/or hospital-based psychiatric and skilled nursing units.

Similarly, some of our hospitals are JVs with physicians that are subject to limitations on expansion under the Stark Law as further described under “Item 1A. Risk Factors—Risk Related to Regulation—There are significant legal and regulatory restrictions on our hospitals that have physician owners,” and “Item 1. Business—Program Integrity and Fraud and Abuse—Stark Law.” In addition, the acquisition of healthcare facilities often involves licensure approvals or reviews and complex change of ownership processes for Medicare and other payors. Many states, including Oklahoma and New Jersey, have adopted legislation regarding the sale or other disposition of hospitals operated by municipal or not-for-profit entities. In some states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligation to protect the use of charitable assets.

Recently, some states have become increasingly focused on the review of healthcare transactions for impacts on costs, access to care and quality and have passed legislation requiring for-profit healthcare entities, including hospitals, to notify state attorneys general or other designated entities in advance of sales or other transactions. The review processes can involve lengthy review and approval periods, and may require enhanced disclosure obligations and impact analysis, public notices and hearings, and approval conditions and post-closing oversight, including ongoing reporting obligations. Such legislation and attorney general involvement may result in difficulties or delays in completing acquisitions, increase costs associated with expansion, require extensive disclosures, and impose ongoing reporting obligations. Most of the states in which we operate do not require healthcare-specific approvals or notices to state attorneys general or other designated entities for transactions involving only for-profit healthcare entities. However, recently enacted legislation in New Mexico requires parties to provide notice and obtain approval for an enumerated set of proposed transactions involving hospitals.

Any prohibition or delay in our efforts to build, acquire, sell, renovate or expand healthcare facilities or services may adversely affect our ability to attract patients and physicians to our facilities and grow our revenues, which could have a negative impact on our business, financial condition, results of operations or growth plans.

Finally, certain transfers or changes in equity ownership, including changes of minority owners, may be subject to advance notification or consent requirements in states where we operate healthcare facilities. For example, in New Jersey, where we operate two acute care hospital facilities, the acquisition by any person or entity that results in ownership of ten percent (10%) or more of the outstanding equity of any such acute care hospital facility may be subject to prior state approval via a CON process. If an investor were to purchase or sell shares that results in an individual or entity with ownership of ten percent (10%) or more of the outstanding equity of any such acute care hospital facility and we did not obtain prior approval (if required) from the State of New Jersey, we may become subject to fines and other monetary penalties, some of which may be significant, and our licenses in New Jersey to operate these facilities may be suspended or revoked, which could have an adverse effect on our business and results of operations.

Failure to comply with federal and state laws and regulations relating to Medicare and Medicaid enrollment, permit, licensing and accreditation requirements, or the expansion of existing or the enactment of new laws or regulation relating to permit, licensing and accreditation requirements, could result in fines, penalties and other adverse action, the loss of Medicare and Medicaid enrollment, licenses, permits and accreditations and adversely affect our business and our financial condition.

Our facilities must comply with required conditions of participation in the Medicare program and state Medicaid programs and state licensure requirements and are subject to surveys and investigations from federal and state agencies as well as accreditations organizations. In addition, CMS has imposed new enrollment reporting and disclosure requirements on our facilities that require providing extensive ownership information upon initial enrollment, revalidation or a change of ownership, which may complicate our effects to comply with Medicare and Medicaid enrollment requirements. Our facilities, including our hospitals, are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, workplace safety, maintenance of adequate records, controlled substances, handling radioactive materials, fire prevention, rate-setting, building codes, environmental protection and X-ray and radiation standards. Facilities, including our hospitals, are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for enrollment, licensing and accreditation and the failure to timely address and correct any deficiencies could result in fines, penalties, suspended operations or closures and other adverse action against the surveyed facility and could impact our operations at other facilities in the same state. In addition, states impose licensing requirements on individual physicians and other medical support personnel. We strive to comply with all applicable laws, regulations and other legal obligations relating to enrollment and participation in government healthcare programs, accreditation, permit and licensing requirements. However, there can be no assurance that regulatory authorities will determine that all applicable requirements are fully met at any given time. Should any of our hospitals be found to be noncompliant with these requirements, the hospitals could be assessed fines and penalties, could be required to refund reimbursement amounts or could lose their licensure or Medicare and/or Medicaid certification or accreditation so that such hospitals are unable to receive reimbursement from such programs and possibly from other third party payors, and our business could be materially adversely affected.

Our business may be adversely impacted by changes in public healthcare policy.

The healthcare industry remains subject to ongoing reform efforts and is subject to changing political, regulatory and other influences. Regulatory uncertainty has increased as a result of the U.S. Supreme Court decision in Loper Bright abrogating the Chevron Doctrine and the outcome of the 2024 presidential election. In particular, the Loper Bright decision has increased uncertainty in future regulatory rulemaking by increasing the regulatory oversight powers of the courts, delaying or halting ongoing agency rulemaking processes, and prompting modifications or reversals of longstanding agency policy. Rulemaking processes and agency policy are likely to be further shaped by recent presidential executive orders that seek to expand the powers of the Executive Office and establish, among things, a presidential advisory commission tasked with restructuring government agencies to reduce or eliminate regulations, government programs, and other expenditures. Furthermore, a recently appointed commission of quasi-governmental personnel has been empowered to significantly reduce the size of the federal workforce. If departmental efficiencies break down across the healthcare reimbursement system due to understaffing, we may be experience an increase in delayed or denied reimbursement. At the same time, the Affordable Care Act remains the target of ongoing repeal and replace efforts. Recent legislation and regulation at the state and federal level have affected and may continue to affect individual eligibility for coverage under the Act. For example, ARPA increased access to health insurance subsidies for individuals eligible to purchase coverage through Affordable Care Act marketplaces; while these subsidies have been extended through the end of calendar year 2025, extension into future calendar years remains uncertain. These and other changes and initiatives may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. We are unable to predict the exact nature of future efforts to repeal, replace, or amend the Affordable Care Act. Significant reductions in coverage and individual eligibility as a result of such efforts may have an adverse effect on our business and financial condition.

There is also uncertainty regarding whether, when, and what other health reform initiatives will be adopted and the impact of such efforts on providers and other healthcare industry participants. CMS administrators may make changes to Medicaid payment models and grant states various flexibilities in the administration of state Medicaid programs, some of which may result in coverage reductions or decreased enrollment. Reductions in the number of insured individuals or the scope of insurance coverage may have an adverse effect on our business. Other recent health reform initiatives and proposals at the federal and state levels include those focused on price transparency and out-of-network charges, which may impact prices and the relationships between hospitals, patients, payors, and ancillary providers (such as anesthesiologists, radiologists and pathologists). For example, among other consumer protections, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms.

We are unable to predict the exact nature of future efforts to repeal, replace, or amend the Affordable Care Act, and we are unable to determine at this time the net effects of agency policy changes and reversals that may be enacted, whether as a result of the Loper Bright decision or the outcome of the 2024 presidential election. Likewise, we are unable to predict future reforms to the Medicare and Medicaid programs in the face of heightened regulatory uncertainty. Changes to public policy and related healthcare reform initiatives may have an adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

There are significant legal and regulatory restrictions on our hospitals that have physician owners.

Some of our hospitals have physician ownership pursuant to an exception to the Stark Law known as the “whole-hospital exception.” The Affordable Care Act significantly narrowed this exception to apply only to hospitals that had physician ownership in place as of March 23, 2010, and a Medicare provider agreement effective as of December 31, 2010. Subject to limited exceptions, a grandfathered physician-owned hospital may not increase its aggregate number of operating rooms, procedure rooms or beds for which it is licensed beyond the number in place as of March 23, 2010. A grandfathered physician-owned hospital must comply with a number of additional requirements, including not conditioning any physician ownership directly or indirectly on the owner making or influencing referrals, not offering any ownership interests to physician owners on more favorable terms than those offered to non-physicians and not providing any guarantee to physician owners to purchase other business interests related to the hospital.

The whole-hospital exception, as amended, also contains additional disclosure requirements. For example, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital must also disclose on its website and in any public advertising the fact that it has physician ownership.

If any of our hospitals fail to comply with the whole-hospital exception or related requirements, those hospitals could be found to be in violation of the Stark Law and we could incur significant financial or other penalties under the Stark Law, FCA and similar fraud and abuse laws as further discussed under “Item 1A. Risk Factors—Risks Related to Regulation—If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.”

Tax matters, including disagreements with taxing authorities and imposition of new taxes, could impact our results of operations and financial condition.

We are subject to income and other taxes in the United States, and our operations, plans and results of operations are affected by tax and other initiatives. We are also subject to regular reviews, examinations, and audits by the IRS and other taxing authorities with respect to our taxes. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial condition.

Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or other changes in tax laws.

We incur substantial costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives and corporate governance practices of which we have limited experience.

As a new public company, we will incur significant legal, accounting, administrative and other costs and expenses that we did not previously as a private company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and rules subsequently implemented by the SEC and the NYSE, impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that apply to us. Stockholder activism, the political environment and high levels of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and may impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel devote a substantial amount of time to comply with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board or our Board committees or as executive officers.

The increased costs of operating as a public company decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements and appropriately training our employees and management. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If we fail to comply with new laws, regulations and standards, regulatory authorities could initiate legal proceedings against us, and our business could be harmed.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

The Sarbanes-Oxley Act, requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. One key aspect of the Sarbanes-Oxley Act is that we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, with attestation from our independent registered public accounting firm on the effectiveness of our internal controls, beginning with our annual report for the fiscal year ending December 31, 2025. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors may lose confidence in the accuracy and completeness of our financial reporting and the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with the Sarbanes-Oxley Act requires us to be able to prepare timely and accurate financial statements, among other requirements. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our independent registered public accounting firm. Moreover, we cannot be certain that these measures would ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and our independent registered public accounting firm were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("GAAP"), because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Were we to identify errors in our historical financial statements, we might be required to restate those financial statements and might not be able to timely comply with our reporting obligations as a public company. This, in turn, could have an adverse impact on trading prices for our common stock and could adversely affect our ability to access the capital markets.

Risks Related to Technology

Healthcare technology initiatives, particularly those related to sharing patient data and interoperability, may adversely affect our operations.

Under the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) and other laws, eligible hospitals that fail to demonstrate meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to reduced reimbursement from Medicare. Eligible healthcare professionals are also subject to positive or negative payment adjustments based, in part, on their use of EHR technology. Thus, if our hospitals and employed professionals are unable to properly adopt, maintain, and utilize certified EHR systems, we could be subject to penalties and lawsuits that may have an adverse effect on our financial condition and results of operations. We have engaged Epic to provide a standardized EHR system across all of our facilities.

As EHR technologies have become widespread, the federal government’s focus has shifted to increasing patient access to healthcare data and interoperability. The 21st Century Cures Act and implementing regulations prohibit information blocking by, and impose obligations related to data interoperability and patient access on, healthcare providers and certain other entities. Information blocking is defined as engaging in activities that are likely to interfere with the access, exchange or use of electronic health information, subject to limited exceptions. In June 2023, the OIG published its final rule implementing the statutory penalties for information blocking, which are up to $1 million per violation. Enforcement of information blocking penalties began on September 1, 2023. In June 2024, HHS finalized a rule to establish disincentives for healthcare providers that participate in certain Medicare programs and that have been determined by the OIG to have committed information blocking. Current and future initiatives related to healthcare technology (including artificial intelligence and other predictive algorithms), data sharing and interoperability may require changes to our operations, impose new and complex obligations on us, affect our relationships with providers, vendors, healthcare information exchanges and other third parties and require investments in infrastructure. For example, HHS finalized a rule in December 2023 titled Health Data, Technology, and Interoperability: Certification Program Updates, Algorithm Transparency, and Information Sharing (“HTI-1 Final Rule”) which, among other things, modifies the information blocking exceptions, and imposes transparency requirements for artificial intelligence and other predictive algorithms that are part of certified health information technology. We may be subject to penalties or other significant disincentives or experience reputational damage for failure to comply with applicable laws and regulations. It is difficult to predict how these initiatives will affect our relationships with providers and vendors, participation in healthcare information exchanges or networks, the exchange of patient data and patient engagement.

If we do not continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment or obtain reimbursement from third party payors for the cost of such new technologies, our business and results of operations may be adversely affected.

The technology used in medical equipment and related devices is constantly evolving and, as a result, manufacturers and distributors continue to offer new and upgraded products to healthcare providers. To compete effectively, we must continually assess our equipment needs and upgrade when significant technological advances occur. If our facilities do not stay current with technological advances in the healthcare industry, patients may seek treatment from other providers and/or physicians may refer their patients to alternate sources, which could adversely affect our results of operations and harm our business.

As healthcare technology continues to advance, the price of purchasing such new technology has significantly increased for providers. Some payors have not adapted their payment systems to adequately cover the cost of these technologies for providers and patients. If payors do not adequately reimburse us for these new technologies, we may be unable to acquire such technologies or we may nevertheless determine to acquire or utilize these technologies in order to treat our patients. In either case, our results of operations and financial condition could be adversely affected.

Risks Related to Ownership of our Common Stock

Our stock price could be volatile, and, as a result, our stockholders may not be able to resell their shares at or above the price paid for them.

Since our initial public offering, the price of our common stock as reported on the New York Stock Exchange has ranged from a low of $13.80 to a high of $20.19. The price of our common stock could be subject to fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•United States political and economic factors unrelated to our performance;
•market conditions in the broader stock market;
•actual or anticipated fluctuations in our annual and quarterly financial and operating results;
•introduction of new products or services by us or our competitors;
•speculation in the press or investment community;
•issuance of new or changed securities analysts’ reports or recommendations;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•results of operations that vary from expectations of securities analysts and investors;
•guidance, if any, that we may provide to the public, any changes in this guidance or our failure to meet this guidance;
•strategic actions by us or our competitors;
•announcement by us or our competitors of significant contracts or acquisitions;
•sales, or anticipated sales, of large blocks of our shares of common stock;
•additions or departures of key personnel;
•regulatory, legal or political developments;
•tax developments;
•public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•litigation and governmental investigations;
•changing economic conditions;
•changes in accounting principles;
•default under agreements governing our indebtedness;

•exchange rate fluctuations; and
•other events or factors, including those from natural disasters, war, acts of terrorism, periods of widespread civil unrest or responses to these events.

Securities class action litigation is often initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public, the price of our common stock may decline.

We may provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our ability to forecast our future results of operations and plan for and model future growth is limited are we are not able to predict the future of our business. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline as well.

We are a “controlled company” within the meaning of the rules of the NYSE and, as a result we rely on, exemptions from certain corporate governance requirements; you will not have the same protections afforded to stockholders of companies that are subject to all such requirements.

We are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:

•we have a Board that is composed of a majority of independent directors, as defined under the listing rules of the NYSE;
•we have a compensation committee that is composed entirely of independent directors; and
•we have a nominating and corporate governance committee that is composed entirely of independent directors.

We currently utilize certain of these exemptions. As a result, our nominating and corporate governance committee and compensation committee do not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Our status as a “controlled company” could make our common stock less attractive to some investors or otherwise harm the trading price of our common stock.

Certain of our directors have relationships with our controlling stockholder, EGI-AM, and other affiliated entities of Equity Group Investments ("EGI"), which may cause conflicts of interest with respect to our business.

EGI-AM, our controlling stockholder, is an affiliated entity of EGI. Four of our directors are affiliated with EGI. Our EGI-affiliated directors have fiduciary duties to us and, in addition, may have fiduciary duties to EGI and other affiliated entities of EGI. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us, on the one hand, and EGI and other EGI-affiliated entities, on the other hand, whose interests may be adverse to ours in some circumstances. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between EGI-AM and us regarding the terms of the Services Agreement and the relationship thereafter between the companies. As a result of these actual or apparent conflicts, we may be precluded from taking certain actions, including pursuing growth initiatives. Our audit and compliance committee is responsible for reviewing any material related party transactions for potential conflict of interest situations and approving all such transactions. Our audit and compliance committee consists of directors who are independent as required by SEC rules and the listing rules of the NYSE, subject to the permitted phase-in period afforded by such rules. In addition, our code of conduct and ethics contains provisions designed to address conflicts of interest. However, such provisions may not be effective in limiting EGI-AM’s significant influence over us.

Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

EGI-AM and Ventas and certain of their respective affiliates engage in other investments and business activities in addition to their ownership of us. Our certificate of incorporation provides that, to the fullest extent permitted by law, any officer or director of ours who is also an officer, director, employee, managing director or other affiliate of EGI-AM or ALH Holdings, LLC (a subsidiary of Ventas) or any of their respective affiliates has the right, and has no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our partners or vendors or employ or otherwise engage any of our officers, directors or employees. Moreover, our certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director or other affiliate of EGI-AM or ALH Holdings, LLC (a subsidiary of Ventas) or any of their respective affiliates will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to EGI-AM or Ventas or any of their respective affiliates instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director or other affiliate has directed to EGI-AM or Ventas or any of their respective affiliates (other than us), as applicable. For instance, a director of our Company who also serves as a director, officer or employee of EGI-AM or Ventas, or any of their respective portfolio companies, funds or other affiliates may pursue certain acquisitions, JVs or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. This provision of our certificate of incorporation relates only to the EGI-AM and Ventas designees to our Board, namely Messrs. Sen and Sotir and Mses. Campion and Havdala (in the case of EGI-AM) and Mr. Bulgarelli (in the case of Ventas). These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by EGI-AM or Ventas to itself or their respective companies, funds or other affiliates instead of to us.

Some provisions of Delaware law and our governing documents could discourage a takeover that stockholders may consider favorable.

In addition to our controlling stockholder’s ownership of a controlling percentage of our common stock, Delaware law and our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. For example, our certificate of incorporation authorizes our Board to determine the rights, preferences, privileges and restrictions of unissued preferred stock, without any vote or action by our stockholders. As a result, our Board could authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock or with other terms that could impede the completion of a merger, tender offer or other takeover attempt. In addition, our bylaws provide that vacancies on the Board may be filled only by a majority of the incumbent directors. Further, we are subject to certain provisions of Delaware law that may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and, in particular, unsolicited transactions, that some or all of our stockholders might consider to be desirable. As a result, efforts by our stockholders to change the direction or management of our company may be unsuccessful.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, with certain limited exceptions, be the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or our certificate of incorporation or bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision of our certificate of incorporation does not establish exclusive jurisdiction in the Court of Chancery of the State of Delaware for claims that arise under the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.

If we sell, or any of our existing stockholders sell, a large number of shares of our common stock, or if we issue a large number of shares in connection with future acquisitions, financings, equity incentive plans, or other circumstances, the market price of our common stock could decline significantly. Moreover, the perception in the public market that we or our stockholders might sell shares of our common stock could depress the market price of those shares.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances or sales of our shares will have on the market price of such shares. Possible sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem necessary or appropriate.

As of December 31, 2024, we had approximately 143 million shares of common stock outstanding. We, all of our directors and executive officers and holders of substantially all of our common stock prior to our initial public offering agreed to a 180-day lock-up period provided under agreements executed in connection with our initial public offering. Upon the expiration of the lock-up agreements on January 13, 2025, shares previously subject to the lock-up became eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other applicable conditions of Rule 144. In addition, certain stockholders have certain demand registration rights that could require us to file registration statements for the public resale of such stockholders’ common stock. Such sales by such stockholder could be significant.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our share price and trading volume may decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If there is no coverage of our company by securities or industry analysts, the trading price for our common stock would be negatively impacted. Even if we obtain securities or industry analyst coverage, and if one or more of these analysts downgrades our common stock or publishes misleading or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our share price or trading volume to decline.

We could be subject to securities class action litigation.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

We do not intend to pay cash dividends for the foreseeable future.

Although we have paid cash dividends to our equity holders in the past, we currently intend to retain any future earnings to fund the operation and growth of our business and to repay indebtedness, and therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board and will depend on, among other factors, our financial condition, operating results, liquidity, capital requirements, general business conditions and other factors that our Board may deem relevant. Our ability to pay dividends on our capital stock is also limited by the terms of our existing indebtedness and may be restricted by the terms of any future credit agreement or any future debt or preferred securities of ours or of our subsidiaries. In addition, under Delaware law, our Board may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We identify and assess areas of risk for our business on an ongoing basis, and we have developed, and regularly update and refine, comprehensive practices to manage and mitigate existing and potential risks to our business. As part of that process, we continually identify and assess areas of cybersecurity risk for our business using the National Institute of Technology Cybersecurity Framework 2.0 (“NIST CSF 2.0 Framework”). We have an information security risk management framework that has processes dedicated to the identification, assessment and management of material risks from cybersecurity threats. Our approach to cybersecurity risk management includes the following elements:

•a team dedicated solely to cybersecurity which is managed by our Chief Information Security Officer (“CISO”), who reports directly to our Chief Digital and Transformation Officer (“CDTO”);
•a third party risk management process that includes cybersecurity assessments of third party products and systems proposed to connect to our information systems environment or access or store our data; and
•a cybersecurity incident response plan.

Our cybersecurity team, which includes both our employees and those of our managed services providers, is comprised of people with various functional areas of responsibility, including personnel from our information technology, operations, legal, compliance, risk management, communications, incident command center, security, human resources, finance and internal audit teams. We have contracted with a Security Operations Center service provider and a Managed Detect and Response service provider; both of which are staffed 24 hours a day to provide monitoring and active protection support for our cybersecurity risk management program. Our senior security leadership team has significant experience with data security, and members have served in various roles within our security program.

We have devised a multi-faceted approach to assess, identify, protect, detect, respond to and recover from cybersecurity threats using the NIST CSF 2.0 Framework. We have implemented numerous threat management tools and processes, and developed disaster recovery and business continuity plans that are tested and updated periodically. We strive to stay abreast of cybersecurity threats through integrated threat intelligence feeds, industry and federal threat notices, and participation in healthcare industry intelligence sharing. We also regularly conduct table-top exercises, which serve to simulate cybersecurity incidents to practice our response and identify gaps. We routinely perform security risk assessments using internal and external services, including internal and external penetration testing.

We also require all employees to complete cybersecurity awareness training annually, and we circulate cybersecurity awareness alerts, safety tips and newsletters to employees across the enterprise regularly. In addition, we routinely run phishing campaigns and perform other tests to increase awareness of cybersecurity threats.

Our business requires us to share data, and have our systems interact, with third parties, including our service providers and vendors, as well as other healthcare providers and their vendors. This interaction and sharing of data creates risks to our systems and makes us vulnerable to third party systems and practices. Incidents and cybersecurity attacks at third parties can impact our operations and our obligations to patients, payers and others. We manage this risk through an information technology review and approval process that considers the anticipated use and implementation of proposed technologies and includes cybersecurity team assessments of third party products and systems proposed to connect to our information systems or access or store our data. A subgroup of our cybersecurity team is dedicated to risk assessment analyses of vendor security practices and protections. We leverage the FAIR (Factor Analysis of Information Risk) model to help quantify the third party’s cyber risk. We endeavor to incorporate security measures into contracts with vendors.

In addition to protecting our assets and systems, our cybersecurity team is tasked with detecting and defending against cybersecurity threats to our systems and data. We maintain a response plan, updated annually, that outlines actions to be taken with respect to cyber incidents and includes procedures, notification processes, and protocols for escalation to senior management. We have a cybersecurity incident response team composed of a smaller, core group of our cybersecurity team. We also engage third parties, such as forensics consultants, external legal counsel and law enforcement, as needed and as appropriate based on the circumstances. Incidents are escalated to senior management as appropriate based on the nature of the incident.

Governance

Management Oversight—Management is responsible for the day-to-day handling of risks facing our Company, including cybersecurity risks. Our CISO, who reports directly to our CDTO, oversees and manages our cybersecurity strategy and related programs. As the head of our cybersecurity team, both internal and outsourced, our CISO is primarily responsible for assessing and managing risks from cybersecurity threats. The processes by which he is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents is described above. He reports information about such risks to the CDTO and other members of senior management, who, in turn, report them to our Board and Audit and Compliance Committee, as appropriate. Our CISO joined us in January 1998 with 13 years of experience in various technology and information security roles within Ardent.

Board Oversight—Our Board of Directors (the "Board"), as a whole and through its committees, oversees risk management, including cybersecurity risks. The Board has delegated certain risk management responsibilities with respect to cybersecurity to our Audit and Compliance Committee. Our Board has identified the oversight of cybersecurity risks to be one of its priorities, and it receives regular reports from management, including the CDTO and the CISO, on various cybersecurity matters, including the security of our information systems, anticipated sources of future material cyber risks and how management is addressing any significant potential vulnerability. The Board’s Audit and Compliance Committee receives regular updates on cybersecurity threats and other matters.
In addition to regular updates to the Audit and Compliance Committee, we have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported in a timely manner to the Board and Audit and Compliance Committee.

Existing and Potential Risks

As discussed in the Risk Factors section above, our operations could be significantly and negatively impacted by cybersecurity threats and other disruptions affecting our information technology, related information systems and sensitive information. We rely on our information technology to process, transmit and store clinical, financial and operational data that includes PHI, PII and proprietary and confidential business data. We utilize EHRs and other information technology in connection with all of our operations, including our billing and other financial systems, supply chain and labor management tools. As described above, our information systems, in turn, interface with and rely on third party systems that we do not control, including medical devices and other processes supporting the interoperability of healthcare infrastructures.

In November 2023, we experienced the Cybersecurity Incident, which temporarily disrupted our operations and involved the exfiltration of certain confidential employee and patient information. We incurred significant costs to remediate the issues, sustained lost revenues from the associated business interruption and incurred other related expenses. Following the Cybersecurity Incident, we implemented certain changes to our information systems and processes meant to provide additional protections to our environment, including, among other things, enhancing the visibility of our Security Operations Center, training practices, detection tools and capabilities, and implemented new tools and processes, expanded the scope of vulnerability management, and increased scrutiny of internet access. In addition, we adopted several technologies that incorporate artificial intelligence capabilities to enhance our protection capabilities. However, we continue to face a heightened risk of cybersecurity threats targeting healthcare providers, including ransomware attacks, which may materially impact our operations. Threat actors continue to proliferate, adapt and devote significant effort to attacking the information systems and electronically transmitted and stored data of healthcare providers and related entities.

Except for the Cybersecurity Incident, no risks from cybersecurity threats or previous cybersecurity incidents have materially affected our business strategy, results of operations, or financial condition. However, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cybersecurity threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Additionally, while we have in place insurance coverage designed to address certain aspects of cybersecurity risks, such insurance coverage may not be sufficient to cover all insured losses or all types of claims that may arise.

Item 2. Properties

The disclosure required under this Item is included in "Item 1. Business—Our Properties and Facilities" and "Item 1. Business—Our Platform" of this Annual Report.

Item 3. Legal Proceedings

Because we provide healthcare services in a highly regulated industry, we have been, and expect to continue to be, party to various lawsuits and regulatory investigations from time to time. The information set forth in the “Litigation and Regulatory Matters” section of Note 13 “Commitments and Contingencies” in the notes to the consolidated financial statements contained elsewhere in this Annual Report is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “ARDT.” As of February 20, 2025, there were approximately 210 holders of record of our common stock. A substantially greater number of holders of our common stock are street name or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Purchases of Equity Securities by Issuer

During the three months ended December 31, 2024, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2024 - October 31, 2024	—	$—	—	—
November 1, 2024 - November 30, 2024	4,389	17.00	—	—
December 1, 2024 - December 31, 2024	1,415	17.08	—	—
Total	5,804	$17.02	—	—

(1)	Represents 5,804 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock unit awards.
(2)	We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended December 31, 2024.

Dividend Policy

We did not pay any cash dividends during the year ended December 31, 2024 and do not intend to declare or pay any cash dividends on our common stock for the foreseeable future. We currently intend to continue to retain earnings to fund the operation and growth of our business and to repay indebtedness.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P Health Care Index, assuming an initial investment of $100 at the market close of July 18, 2024, the date our stock commenced trading on the NYSE at an opening price of $16.00 per share. Data for the S&P 500 Index and the S&P Health Care Index assumes reinvestment of dividends. As noted above, no dividends have been declared on our common stock to date. The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF FIVE-MONTH CUMULATIVE TOTAL RETURN
Among Ardent Health Partners, Inc., the S&P 500 Index and the S&P Health Care Index

$140
$120
$100
$80
$60
$40
$20
$0
7/18/2024
7/31/2024
8/31/2024
9/30/2024
10/31/2024
11/30/2024
12/31/2024
ARDT
S&P 500
S&P 500 Health Care

	July 18, 2024	July 31, 2024	August 31, 2024	September 30, 2024	October 31, 2024	November 30, 2024	December 31, 2024
Ardent Health Partners, Inc.	$100.00	$103.29	$114.62	$106.24	$100.58	$92.37	$98.73
S&P 500	$100.00	$100.34	$102.77	$104.97	$104.01	$110.12	$107.49
S&P Health Care	$100.00	$101.21	$106.38	$104.59	$99.75	$100.03	$93.82

The performance graph and related information shall not be deemed “soliciting material”, is not deemed “filed” with the SEC, and is not to be incorporated by reference into any future filing under the Securities Act or Exchange Act.

Use of Proceeds from Initial Public Offering of Common Stock

On July 17, 2024, our registration statement on Form S-1 (File No. 333-280425) related to the initial public offering (the "IPO") was declared effective by the SEC. Pursuant to such registration statement, we issued and sold 12,000,000 shares of common stock at a public offering price of $16.00 per share on July 19, 2024. We received net proceeds of approximately $181.4 million, after deducting underwriting discounts and commissions of approximately $10.6 million. On July 30, 2024, in conjunction with the underwriters exercising their option to purchase additional shares, we issued an additional 1,800,000 shares of common stock at the initial public offering price of $16.00 per share for additional net proceeds of approximately $27.2 million, after deducting underwriting discounts and commissions of approximately $1.6 million. None of the expenses associated with the IPO were paid to directors, officers, or persons owning 10% or more of any class of equity securities, or to our affiliates.

As of December 31, 2024, all of the net proceeds from our IPO have been used to acquire complementary healthcare facilities, services and technologies, for general corporate purposes and for working capital. There was no material change in the use of such proceeds from that described in the prospectus for our IPO.

Item 6. Reserved

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Unless otherwise indicated, all relevant financial and statistical information included herein relates to our consolidated operations. Additionally, unless the context indicates otherwise, Ardent Health Partners, Inc. and its affiliates are referred to in this section as “we,” “our,” or “us.”

Forward-Looking Statements

This Annual Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Annual Report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this Annual Report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

This Annual Report may contain certain “forward-looking statements,” as that term is defined in the U.S. federal securities laws. These forward-looking statements include, but are not limited to, statements other than statements of historical facts, including, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, the industry in which we operate and other similar matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should” and the negative of these terms or other comparable terminology often identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Annual Report. Factors, risks, and uncertainties that could cause actual outcomes and results to be materially different from those contemplated include, among others: (1) changes in government healthcare programs, including Medicare and Medicaid could have an adverse effect on our revenues and business; (2) reduction in the reimbursement rates paid by commercial payors, our inability to retain and negotiate favorable contracts with private third party payors, or an increasing volume of uninsured or underinsured patients; (3) security threats, catastrophic events and other disruptions affecting our, our service providers’ or our JV partners’ information technology and related systems, which have adversely affected, and could in the future adversely affect, our relationships with patients and business partners and subject us to legal claims and liabilities, reputational harm and business disruption and adversely affect our financial condition; (4) the highly competitive nature of the healthcare industry and continued industry trends towards clinical transparency and value-based purchasing may impact our competitive position; (5) inability to recruit and retain quality physicians, as well as increasing cost to contract with hospital-based physicians; (6) changes to physician utilization practices and treatment methodologies and other factors outside our control that impact demand for medical services and may reduce our revenues and ability to grow profitability; (7) continued industry trends toward value-based purchasing, third party payor consolidation and care coordination among healthcare providers; (8) inability to successfully complete acquisitions or strategic JVs or inability to realize all of the anticipated benefits; (9) liabilities because of professional liability and other claims brought against our hospitals, physician practices, outpatient facilities or other business operations; (10) exposure to certain risks and uncertainties by the JVs through which we conduct a significant portion of our operations, including anticipated synergies, of past acquisitions and the risk that transactions may not receive necessary government clearances; (11) failure to obtain drugs and medical supplies at favorable prices or sufficient volumes; (12) operational, legal and financial risks associated with outsourcing functions to third parties; (13) our facilities are heavily concentrated in Texas and Oklahoma, which makes us sensitive to regulatory, economic and competitive conditions and changes in those states; (14) negative impact of severe weather, climate change, and other factors beyond our control, which could restrict patient access to care or cause one or more facilities to close temporarily or permanently; (15) risks related to the Ventas Master Lease and its restrictions and limitations on our business; (16) the impact of our significant indebtedness; (17) the impact of a deterioration of public health conditions associated with a future pandemic, epidemic or outbreak of infectious disease; (18) our failure to comply with complex laws and regulations applicable to the healthcare industry or to adjust our operations in response to changing laws and regulations; (19) the impact of governmental claims or governmental investigations, payor audits and litigation brought against our hospitals, physician practices, outpatient facilities or other business operations; (20) actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements; (21) inability to or delay in building, acquiring, selling, renovating or expanding our healthcare facilities; (22) failure to comply with federal and state laws relating to Medicare and Medicaid enrollment, permit, licensing and accreditation requirements; (23) effects of changes in public healthcare policy, including any reforms that may be undertaken by a new administration, and legal and regulatory restrictions on our hospitals that have physician owners; (24) inability to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment; (25) our status as a controlled company; (26) conflicts of interest between our controlling stockholder and other holders of our common stock; and (27) other risk factors described in our filings with the SEC.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report. You should not rely upon forward-looking statements as predictions of future events.

The forward-looking statements in this Annual Report are based on management’s current beliefs, expectations, and projections about future events and trends affecting our business, results of operations, financial condition, and prospects. These statements are subject to risks, uncertainties, and other factors described in the “Risk Factors” section and elsewhere in this Annual Report. We operate in a competitive and rapidly changing environment where new risks and uncertainties can emerge, making it impossible to predict all potential impacts on our forward-looking statements. Consequently, actual results may differ materially from those described. The forward-looking statements pertain only to the date they are made, and we do not undertake any obligation to update them to reflect new information or events unless required by law. You are advised not to place undue reliance on these statements and to consult any additional disclosures we may provide through our other filings with the SEC, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview

Ardent is a leading provider of healthcare services in the United States, operating in eight growing mid-sized urban markets across six states: Texas, Oklahoma, New Mexico, New Jersey, Idaho and Kansas. We deliver care through a system of 30 acute care hospitals and approximately 280 sites of care with 1,847 employed and affiliated providers as of December 31, 2024, an increase of 7.2% compared to December 31, 2023. Affiliated providers are physicians and advanced practice providers with whom we contract for services through a professional services agreement or other independent contractor agreement. We hold a leading position in a majority of our markets, and we believe we are one of the leading healthcare systems based on market share and our integrated network of hospitals, ambulatory facilities, and physician practices. We operate either independently or in partnership with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation through our well-established and differentiated JV model. Collectively, we operate as a unified organization with a consumer-centric approach to caring for our patients and our communities. Our strategic JV partners offer us significant advantages, including expanded access points, clinical talent availability, local brand recognition, and scale that enable us to accelerate market penetration. We believe that we help our partners enhance their network and regional presence through our operational acumen. We strive to strengthen clinical services, drive operating improvements, and centrally manage operations to optimize hospital performance and enhance patient care. In each of these partnerships, we are the majority owner and serve as the day-to-day operator.

Recent Developments

Term Loan B Facility Repricing

On September 18, 2024, we executed an amendment to reprice our credit agreement (the "Term Loan B Credit Agreement") for our senior secured term loan facility (the "Term Loan B Facility"). The repricing reduced the applicable interest rate by 50 basis points from Term SOFR (as defined in the Term Loan B Credit Agreement) plus 3.25% to Term SOFR plus 2.75% and from base rate plus 2.25% to base rate plus 1.75%, and it eliminated the credit spread adjustment. No modifications were made to the maturity of the loans as a result of the repricing and all other terms were substantially unchanged.

Initial Public Offering and Corporate Conversion

On July 19, 2024, we completed an IPO of 12,000,000 shares of our common stock, at a public offering price of $16.00 per share for aggregate gross proceeds of $192.0 million and net proceeds of approximately $181.4 million after deducting underwriting discounts and commissions of approximately $10.6 million. The IPO provided the underwriters with an option to purchase up to an additional 1,800,000 shares of our common stock, which was fully exercised by the underwriters, and, on July 30, 2024, we issued 1,800,000 additional shares of common stock at $16.00 per share for additional net proceeds of approximately $27.2 million, after deducting underwriting discounts and commissions of approximately $1.6 million. Our common stock is listed on the New York Stock Exchange under the symbol "ARDT".

On July 17, 2024, in connection with the IPO and immediately prior to the effectiveness of our registration statement on Form S-1, we converted from a Delaware limited liability company into a Delaware corporation by means of a statutory conversion (the "Corporate Conversion") and changed our name to Ardent Health Partners, Inc. As a result of the Corporate Conversion, the outstanding limited liability company membership units and vested profits interest units were converted into 120,937,099 shares of common stock and outstanding unvested profits interest units were converted into 2,848,027 shares of restricted common stock. Immediately following the Corporate Conversion, ALH Holdings, LLC, a subsidiary of Ventas, Inc. ("Ventas"), contributed all of its outstanding common stock in AHP Health Partners, Inc. ("AHP Health Partners"), our direct subsidiary, to Ardent Health Partners, Inc. in exchange for 5,178,202 shares of common stock of Ardent Health Partners, Inc. (the "ALH Contribution"). The Corporate Conversion and the ALH Contribution have been retrospectively applied to prior periods herein for the purposes of calculating basic and diluted net income per share. Our certificate of incorporation authorizes 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a $0.01 par value per share.

ABL Credit Agreement Amendment and Term Loan B Facility Prepayment

On June 26, 2024, we executed an amendment to the credit agreement for our $225.0 million senior secured asset based revolving credit facility (the "ABL Credit Agreement") to increase the revolving commitment by $100.0 million to $325.0 million and extend the maturity date to June 26, 2029. Concurrent with the execution of this amendment on June 26, 2024, we also prepaid $100.0 million of the outstanding principal on our Term Loan B Facility. The $100.0 million prepayment was applied in direct order of maturities of future payments, and no modification was made to the Term Loan B Facility as a result of this prepayment.

2024 Supplemental Payment Program Updates

On April 1, 2024, the OK DPP became effective, under which hospitals receive directed payments through Oklahoma’s new Medicaid managed care delivery system. The existing upper payment limit component of Oklahoma’s Supplemental Hospital Offset Payment Program will remain in place for certain categories of Medicaid patients that will continue to be enrolled in Oklahoma’s traditional Medicaid Fee for Service program.

In March 2024, New Mexico’s HDA Act was signed into law and subsequently approved by CMS on November 25, 2024 with an effective period of July 1, 2024 through December 31, 2024. The HDA Act provides directed payments for hospitals that serve patients in New Mexico’s Medicaid managed care delivery system, resulting in reimbursement near the average commercial rate.

Under the OK DPP and the directed payment program pursuant to the HDA Act, we recognized an aggregate net benefit to pre-tax income of approximately $98.0 million during the year ended December 31, 2024.

Cybersecurity Incident

In November 2023, we determined that a ransomware cybersecurity incident had impacted and disrupted a number of our operational and information technology systems. While our operations were no longer materially disrupted as of December 31, 2024, we continued to experience delays in billing claims and obtaining reimbursements and payments through the first quarter of 2024, and incurred certain expenses related to the Cybersecurity Incident, including expenses to defend claims brought by individuals and other expenses related to the Cybersecurity Incident. On October 4, 2024, we executed a settlement agreement to resolve the consolidated class action litigation. On October 9, 2024, the Court preliminarily approved the settlement and set the hearing for the Court’s final approval of the settlement for August 1, 2025. Settlement of the consolidated case on the agreed terms will require us to make cash settlement payments that will not have a material impact on our results of operations, financial position or liquidity. See "Item 1. Business—Cybersecurity Incident" for more information regarding the Cybersecurity Incident.

Pure Health Equity Investment

On May 1, 2023, Pure Health purchased from the unit holders an equity interest representing 25.0% of the total combined voting power of Ardent Health Partners, LLC at the time for approximately $500 million. In connection with Pure Health’s investment, unit holders were eligible to exercise tag-along rights to sell a proportionate share of their individual equity ownership interest in Ardent Health Partners, LLC and AHP Health Partners, our direct subsidiary. Ventas exercised its tag-along right to sell its proportionate share of interest in both Ardent Health Partners, LLC and AHP Health Partners. Ventas sold approximately 24% of its ownership interest in Ardent Health Partners, LLC for $24.2 million in total cash proceeds. Additionally, to fulfill Ventas’ right to sell its proportionate share of noncontrolling ownership interest in AHP Health Partners, we exercised our right to repurchase those shares from Ventas for $26.0 million concurrent with Pure Health’s purchase of a minority interest in Ardent Health Partners, LLC. The carrying value of Ventas’ noncontrolling interest was adjusted proportionate to the shares repurchased to reflect the change in ownership of AHP Health Partners, with the difference between the fair value of the consideration paid and the amount by which noncontrolling interest was adjusted recognized in equity attributable to Ardent Health Partners, LLC. As of December 31, 2024, following the consummation of the IPO and the underwriters' exercise of their option to purchase additional shares, Pure Health and Ventas beneficially owned approximately 21.2% and 6.5%, respectively, of our outstanding common stock.

Key Factors Impacting Our Results of Operations

Staffing and Labor Trend

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

We contract with various third parties who provide hospital-based physicians. Third party providers of hospital-based physicians, including those with whom we contract, have experienced significant disruption in the form of regulatory changes, including those stemming from enactment of the No Surprises Act, challenging labor market conditions resulting from a shortage of physicians and inflationary wage-related pressures, as well as increased competition through consolidation of physician groups. In some instances, providers of outsourced medical specialists have become insolvent and unable to fulfill their contracts with us for providing hospital-based physicians. The success of our hospitals depends in part on the adequacy of staffing, including through contracts with third parties. If we are unable to adequately contract with providers, or the providers with whom we contract become unable to fulfill their contracts, our admissions may decrease, and our operating performance, capacity and growth prospects may be adversely affected. Further, our efforts to mitigate the potential impact on our business from third party providers who are unable to fulfill their contracts to provide hospital-based physicians, including through acquisitions of outsourced medical specialist businesses, employment of physicians and re-negotiation or assumption of existing contracts, may be unsuccessful. These developments with respect to providers of outsourced medical specialists, and our inability to effectively respond to and mitigate the potential impact of such developments, may disrupt our ability to provide healthcare services, which may adversely impact our business, financial condition and results of operations.

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

Inflation

The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, our suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures in an attempt to curb increases in operating costs and expenses. We have generally offset increases in operating costs by increasing reimbursement for services, expanding services and reducing costs in other areas. However, we cannot predict our ability to cover or offset future cost increases, particularly any increases in our cost of providing health insurance benefits to our employees.

Geographic Data

The information below provides an overview of our operations in certain markets as of December 31, 2024.

Texas. We operated 13 acute care hospital facilities (including one managed hospital that is owned by The University of Texas Health Science Center at Tyler, an affiliate of The University of Texas System) with 1,436 licensed beds that serve the areas of Tyler, Amarillo and Killeen, Texas. For the year ended December 31, 2024, we generated 36.0% of our total revenue in the Texas market.

Oklahoma. We operated eight acute care hospital facilities with 1,173 licensed beds that serve the area of Tulsa, Oklahoma. For the year ended December 31, 2024, we generated 24.2% of our total revenue in the Oklahoma market.

New Mexico. We operated five acute care hospital facilities with 619 licensed beds that serve the areas of Albuquerque and Roswell, New Mexico. For the year ended December 31, 2024, we generated 16.0% of our total revenue in the New Mexico market.

New Jersey. We operated two acute care hospital facilities with 476 licensed beds that serve the areas of Montclair and Westwood, New Jersey. For the year ended December 31, 2024, we generated 9.8% of our total revenue in the New Jersey market.

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

Total revenue for the year ended December 31, 2024 increased $556.6 million, or 10.3%, compared to the prior year. The increase in total revenue for the year ended December 31, 2024 consisted of an increase in adjusted admissions of 4.8% and an increase in net patient service revenue per adjusted admission of 5.1%. The increase in adjusted admissions reflected growth in admissions, total surgeries and emergency room visits of 7.1%, 0.7% and 4.5%, respectively. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix, improved service mix as a result of ongoing service line optimization efforts, and an increase in supplemental funding compared to the prior year.

Total revenue for the year ended December 31, 2023 increased $279.8 million, or 5.5%, compared to the prior year. The increase in total revenue was attributable to an increase in adjusted admissions of 5.0% and an increase in net patient service revenue per adjusted admission of 0.6% compared to the prior year. Admissions, total surgeries and emergency room visits increased 3.6%, 3.6% and 0.3%, respectively, for the year ended December 31, 2023 compared to the prior year.

A key competitive strength and a significant component of our growth strategy has been our well-established and differentiated JV model, which has resulted in partnerships with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation. During the years ended December 31, 2024, 2023, and 2022, total revenue related to these

JV entities was $1,732.1 million, $1,600.0 million, and $1,468.1 million, respectively, which represented 29.0%, 29.6%, and 28.6%, respectively, of our total revenue for such periods.

The following table provides the sources of our total revenue by payor:

	Years Ended December 31,
	2024	2023	2022
Medicare	39.2%	39.5%	40.6%
Medicaid	10.3%	11.2%	11.5%
Other managed care	43.5%	42.6%	41.6%
Self-pay and other	5.2%	5.0%	4.3%
Net patient service revenue	98.2%	98.3%	98.0%
Other revenue	1.8%	1.7%	2.0%
Total revenue	100.0%	100.0%	100.0%

Operating Results Summary for the Years Ended December 31, 2024, 2023, and 2022

The following table sets forth, for the periods indicated, the consolidated results of our operations expressed in dollars and as a percentage of total revenue:

	Years Ended December 31,
(Dollars in thousands)	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Total revenue	$5,966,072	100.0%	$5,409,483	100.0%	$5,129,687	100.0%
Expenses:
Salaries and benefits	2,534,756	42.5%	2,384,062	44.1%	2,411,677	47.0%
Professional fees	1,097,119	18.4%	980,270	18.1%	736,299	14.4%
Supplies	1,033,122	17.3%	993,405	18.4%	955,168	18.6%
Rents and leases	103,577	1.7%	97,444	1.8%	93,047	1.8%
Rents and leases, related party	149,229	2.5%	145,880	2.7%	130,657	2.5%
Other operating expenses	496,219	8.2%	451,737	8.3%	464,413	9.1%
Government stimulus income	—	0.0%	(8,463)	(0.2)%	(16,775)	(0.3)%
Interest expense	65,578	1.1%	74,305	1.4%	72,582	1.4%
Interest expense, related party	—	0.0%	—	0.0%	9,470	0.2%
Depreciation and amortization	146,288	2.5%	140,842	2.6%	138,173	2.7%
Loss on extinguishment and modification of debt	3,388	0.1%	—	0.0%	—	0.0%
Other non-operating gains	(26,264)	(0.4)%	(1,613)	0.0%	(18,694)	(0.4)%
Other non-operating gains, related party	—	0.0%	—	0.0%	(157,808)	(3.1)%
Total operating expenses	5,603,012	93.9%	5,257,869	97.2%	4,818,209	93.9%
Income before income taxes	363,060	6.1%	151,614	2.8%	311,478	6.1%
Income tax expense	63,352	1.1%	22,637	0.4%	46,107	0.9%
Net income	299,708	5.0%	128,977	2.4%	265,371	5.2%
Net income attributable to noncontrolling interests	89,365	1.5%	75,073	1.4%	76,462	1.5%
Net income attributable to Ardent Health Partners, Inc.	$210,343	3.5%	$53,904	1.0%	$188,909	3.7%

The following table provides information on certain drivers of our total revenue:

	Years Ended December 31,
Consolidated Operating Statistics	2024	% Change	2023	% Change	2022
Total revenue (in thousands)	$5,966,072	10.3%	$5,409,483	5.5%	$5,129,687
Hospitals operated (at period end) (1)	30	(3.2)%	31	0.0%	31
Licensed beds (at period end) (2)	4,281	(1.0)%	4,323	0.0%	4,323
Utilization of licensed beds (3)	46%	2.2%	45%	2.3%	44%
Admissions (4)	157,295	7.1%	146,887	3.6%	141,753
Adjusted admissions (5)	341,781	4.8%	326,029	5.0%	310,374
Inpatient surgeries (6)	35,937	2.3%	35,127	1.8%	34,502
Outpatient surgeries (7)	93,497	0.0%	93,461	4.3%	89,602
Total surgeries	129,434	0.7%	128,588	3.6%	124,104
Emergency room visits (8)	636,222	4.5%	609,010	0.3%	606,963
Patient days (9)	724,363	2.3%	708,043	1.7%	696,249
Total encounters (10)	5,785,709	6.9%	5,413,787	3.8%	5,213,949
Average length of stay (11)	4.61	(4.4)%	4.82	(1.8)%	4.91
Net patient service revenue per adjusted admission (12)	$17,144	5.1%	$16,307	0.6%	$16,207

(1)“Hospitals operated (at period end).” This metric represents the total number of hospitals operated by us at the end of the applicable period, irrespective of whether the hospital real estate is (i) owned by us, (ii) leased by us or (iii) held through a controlling interest in a JV. This metric includes the managed clinical operations of the hospital at UT Health North Campus in Tyler, Texas (“UT Health North Campus Tyler”), a hospital owned by UTHSCT, an affiliate of The University of Texas System. Since we only manage the clinical operations of UT Health North Campus Tyler, the financial results of such entity are not consolidated under Ardent Health Partners, Inc.
On April 30, 2024, we closed UT Health East Texas Specialty Hospital, a long-term acute care hospital (the “LTAC Hospital”) in Tyler, Texas. The LTAC Hospital's inventory and fixed assets were transferred or repurposed to be used by our other hospitals. The LTAC Hospital had 36 licensed patient beds and accounted for approximately $2.6 million, $9.7 million, and $9.2 million of total revenue and a pre-tax loss of $0.4 million, $1.2 million, and $3.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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

Overview of the Year Ended December 31, 2024

Total revenue for the year ended December 31, 2024 increased $556.6 million, or 10.3%, compared to the prior year. The increase in total revenue for the year ended December 31, 2024 consisted of an increase in adjusted admissions of 4.8% and an increase in net patient service revenue per adjusted admission of 5.1%. The increase in adjusted admissions reflected growth in admissions, total surgeries and emergency room visits of 7.1%, 0.7% and 4.5%, respectively. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix, improved service mix as a result of ongoing service line optimization efforts, and an increase in supplemental funding compared to the prior year.

Total operating expenses increased $345.1 million for the year ended December 31, 2024 compared to the prior year due to higher patient volumes but decreased 3.3% as a percentage of total revenue. The decrease in total operating expenses, as a percentage of total revenue, was driven by decreases in salaries and benefits and supplies, as percentages of total revenue, compared to the prior year. The decrease in salaries and benefits, as a percentage of total revenue, was primarily due to a decrease in contract labor expense of $28.2 million during the year ended December 31, 2024 compared to the prior year. The decrease in supplies expense, as a percentage of total revenue, was driven by ongoing service line optimization efforts and execution on various supply chain cost reduction initiatives during the year ended December 31, 2024.

Comparison of the Years Ended December 31, 2024 and 2023

Total revenue — Total revenue for the year ended December 31, 2024 increased $556.6 million, or 10.3%, compared to the prior year. The increase in total revenue for the year ended December 31, 2024 consisted of an increase in adjusted admissions of 4.8% and an increase in net patient service revenue per adjusted admission of 5.1%. The increase in adjusted admissions reflected growth in admissions, total surgeries and emergency room visits of 7.1%, 0.7% and 4.5%, respectively. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix, improved service mix as a result of ongoing service line optimization efforts, and an increase in supplemental funding compared to the prior year.

Salaries and benefits — Salaries and benefits, as a percentage of total revenue, were 42.5% for the year ended December 31, 2024 compared to 44.1% for the prior year. The decrease in salaries and benefits, as a percentage of total revenue, was primarily attributable to a decrease in contract labor expense of $28.2 million as a result of a combination of reduced contract labor rates and lower utilization, driven by ongoing recruiting and retention initiatives. Total contract labor expenses, as a percentage of total salaries and benefits, were 4.0% and 5.5% for the years ended December 31, 2024 and 2023, respectively.

Professional fees — Professional fees, as a percentage of total revenue, were 18.4% for the year ended December 31, 2024 compared to 18.1% for the prior year. The increase in professional fees, as a percentage of total revenue, was attributable to increased cost for hospital-based care providers due to higher patient volumes and rising physician-related expenses.

Supplies — Supplies, as a percentage of total revenue, were 17.3% for the year ended December 31, 2024 compared to 18.4% for the prior year. The decrease in supplies expense, as a percentage of total revenue, was attributable to ongoing service line optimization efforts and execution on various supply chain cost reduction initiatives, including improved inventory management, standardized surgical supply procurement and strategic sourcing.

Rents and leases — Rents and leases were $103.6 million and $97.4 million for the years ended December 31, 2024 and 2023, respectively.
Rents and leases, related party — Rents and leases, related party, consists of lease expense related to the Ventas Master Lease, under which we lease 10 of our hospitals, and other lease agreements with Ventas for certain medical office buildings. Rents and leases, related party, were $149.2 million and $145.9 million for the years ended December 31, 2024 and 2023, respectively.

Other operating expenses — Other operating expenses, as a percentage of total revenue, were 8.2% for the year ended December 31, 2024 compared to 8.3% for the prior year.

Government stimulus income — During the year ended December 31, 2024, we did not recognize any government stimulus income. Government stimulus income was $8.5 million for the year ended December 31, 2023.

Interest expense — Interest expense was $65.6 million and $74.3 million for the years ended December 31, 2024 and 2023, respectively.

Loss on extinguishment and modification of debt — On June 26, 2024, we executed an amendment to our ABL Credit Agreement and prepaid $100.0 million of the outstanding principal on our Term Loan B Facility. Additionally, on September 18, 2024, we executed an amendment to our Term Loan B Credit Agreement. In connection with these transactions, we incurred a loss on the debt extinguishment of $1.8 million related to the write-off of existing deferred financing costs and original issue discounts and transaction costs of $1.2 million related to the modification of debt during the year ended December 31, 2024.

Other non-operating gains — Other non-operating gains were $26.3 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively. The increase in other non-operating gains was primarily the result of the recognition of a gain on insurance recovery proceeds of $19.4 million during the year ended December 31, 2024 related to the Cybersecurity Incident.

Income tax expense — We recorded income tax expense of $63.4 million, which equates to an effective tax rate of 17.4%, for the year ended December 31, 2024 compared to income tax expense of $22.6 million, which equates to an effective tax rate of 14.9%, for the prior year. The increase in income tax expense was primarily driven by an increase in income before income taxes attributable to Ardent Health Partners, Inc., which resulted in an increase in taxes at the federal statutory rate during the year ended December 31, 2024 compared to the prior year. The effective tax rate was further impacted by a decrease in the percentage of pre-tax income attributable to noncontrolling interests during the year ended December 31, 2024.

Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests of $89.4 million for the year ended December 31, 2024 compared to $75.1 million for the prior year consisted primarily of $85.3 million and $57.5 million of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated through limited liability companies and consolidated by us for the years ended December 31, 2024 and 2023, respectively. Income from operations before income taxes related to these limited liability companies was $285.6 million and $243.7 million for the years ended December 31, 2024 and 2023, respectively. The remaining portion of net income attributable to noncontrolling interests consists of net income attributable to ALH Holdings, LLC’s (a subsidiary of Ventas, a related party) minority interest in AHP Health Partners, our direct subsidiary, prior to the ALH Contribution in July 2024.

Comparison of the Years Ended December 31, 2023 and 2022

Total revenue — Total revenue for the year ended December 31, 2023 increased $279.8 million, or 5.5%, compared to the prior year. The increase in total revenue for the year ended December 31, 2023 consisted of an increase in adjusted admissions of 5.0% as well as an increase in net patient service revenue per adjusted admission of 0.6% compared to the prior year. Total revenue for the year ended December 31, 2023 also benefited from an increase in funding from supplemental government payment programs compared to the prior period. Specifically, the amount of revenue recognized during the year related to the Texas Waiver Program was $208.0 million compared to $172.1 million during the prior year.

Salaries and benefits — Salaries and benefits, as a percentage of total revenue, were 44.1% for the year ended December 31, 2023 compared to 47.0% for the prior year. The decrease in salaries and benefits, as a percentage of total revenue, was driven by the transition to an outsourced model in our end-to-end revenue cycle management process in July 2022 and our dietary and environmental services in November 2022 at substantially all of our facilities. These transitions resulted in the shift of cost associated with such services from salaries and benefits to professional fees in our consolidated income statement. The change in salaries and benefits, as a percentage of total revenue, was also driven by a decrease in contract labor expense of $86.7 million was primarily the result of reduced contract labor rates. Contract labor expense also decreased as a result of reduced utilization, which was driven by ongoing recruiting and retention initiatives and reduced demand for supplemental staffing during the year ended December 31, 2023. Total contract labor expenses, as a percentage of total salaries, benefits and contract labor expenses were 5.5% and 9.0% for the years ended December 31, 2023 and 2022, respectively.

Professional fees — Professional fees, as a percentage of total revenue, were 18.1% for the year ended December 31, 2023 compared to 14.4% for the prior year. The increase in professional fees, as a percentage of total revenue, was primarily the result of the outsourcing of our end-to-end revenue cycle management process in July 2022 and our dietary and environmental services in November 2022 at substantially all of our facilities. The transitions resulted in the shift of expenses associated with such services from salaries and benefits to professional fees in the consolidated income statement. Professional fees, as a percentage of total revenue, were also impacted by increased cost for hospital-based care providers due to higher patient volumes and rising physician-related expenses.

Supplies — Supplies, as a percentage of total revenue, were 18.4% for the year ended December 31, 2023 compared to 18.6% for the prior year.

Rents and leases — Rents and leases were $97.4 million and $93.0 million for the years ended December 31, 2023 and 2022, respectively.
Rents and leases, related party — Rents and leases, related party, consists lease expense related to the Ventas Master Lease, under which we lease 10 of our hospitals, and other lease agreements with Ventas for certain medical office buildings. Rents and leases, related party were $145.9 million and $130.7 million for the years ended December 31, 2023 and 2022, respectively.

Other operating expenses — Other operating expenses, as a percentage of total revenue, were 8.3% for the year ended December 31, 2023 compared to 9.1% for the prior year. The decrease in other operating expenses, as a percentage of total revenue, was driven primarily by lower cost related to our self-insured professional and general liability insurance. During the year ended December 31, 2022, we recorded an adjustment of $40.1 million to our estimated liability reserve for unfavorable developments associated with prior year claims. During the year ended December 31, 2023, we did not record an additional adjustment for our estimated liability reserve.

The decrease in other operating expenses, as a percentage of total revenue was offset by an increase in provider tax assessments for supplemental Medicare and Medicaid programs during the year ended December 31, 2023 compared to the prior year.

Government stimulus income — Government stimulus income was $8.5 million and $16.8 million for the years ended December 31, 2023 and 2022, respectively.

Interest expense — Interest expense was $74.3 million and $72.6 million for the years ended December 31, 2023 and 2022, respectively.

Interest expense, related party — During the year ended December 31, 2023, we did not recognize any related party interest expense. Interest expense, related party was $9.5 million for the year ended December 31, 2022. During the year ended December 31, 2022, interest expense, related party consisted of the interest portion of lease payments to Ventas associated with the MOB Transactions. For additional information regarding the MOB Transactions, refer to Note 5, "Leases" to our consolidated financial statements.

Other non-operating gains — Other non-operating gains were $1.6 million and $18.7 million for the years ended December 31, 2023 and 2022, respectively.

Other non-operating gains, related party — During the year ended December 31, 2022, we recognized a gain of $157.8 million associated with the MOB Transactions. See Note 5, "Leases" to our consolidated financial statements for additional information regarding the MOB Transactions.

Income tax expense — We recorded income tax expense of $22.6 million, which equates to an effective tax rate of 14.9%, for the year ended December 31, 2023 compared to income tax expense of $46.1 million, which equates to an effective tax rate of 14.8%, for the prior year. The decrease in income tax expense was primarily driven by an decrease in income before income taxes attributable to Ardent Health Partners, Inc., resulting in a $33.6 million decrease in taxes at the federal statutory rate which was partially offset by a change in the valuation allowance of $13.6 million during the year ended December 31, 2023 compared to the prior year.

Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests of $75.1 million for the year ended December 31, 2023 compared to $76.5 million for the prior year consisted primarily of $57.5 million and $56.0 million of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated though limited liability companies and consolidated by us for the year ended December 31, 2023 and 2022, respectively. Income from operations before income taxes related to these limited liability companies was $243.7 million and $218.2 million for the year ended December 31, 2023 and 2022, respectively. The remaining portion of net income attributable to noncontrolling interests consists of net income attributable to ALH Holdings, LLC’s minority interest in AHP Health Partners, our direct subsidiary. During the year ended December 31, 2023, net income attributable to ALH Holdings, LLC was impacted by a change in ALH Holding, LLC’s noncontrolling equity interest.

Supplemental Non-GAAP Information

We have included certain financial measures that have not been prepared in a manner that complies with U.S. generally accepted accounting principles (“GAAP”), including Adjusted EBITDA and Adjusted EBITDAR. We define these terms as follows:

Performance Measure

•“Adjusted EBITDA” is defined as net income plus (i) provision for income taxes, (ii) interest expense and (iii) depreciation and amortization expense (or EBITDA), as adjusted to deduct noncontrolling interest earnings, and excludes the effects of losses on the extinguishment and modification of debt; certain legal matters and related costs; other non-operating losses (gains); Cybersecurity Incident recoveries, net of incremental information technology and litigation costs; restructuring, exit and acquisition-related costs; expenses incurred in connection with the implementation of Epic Systems (“Epic”), our integrated health information technology system, equity-based compensation expense, and loss (income) from disposed operations. See “Supplemental Non-GAAP Performance Measure.”

Valuation Measure

•“Adjusted EBITDAR” is defined as Adjusted EBITDA further adjusted to add back rent expense payable to real estate investment trusts ("REITs"), which consists of rent expense pursuant to the Ventas Master Lease, lease agreements associated with the MOB Transactions and a lease arrangement with MPT for Hackensack Meridian Mountainside Medical Center. See “Supplemental Non-GAAP Valuation Measure.”

Supplemental Non-GAAP Performance Measure

Adjusted EBITDA is a non-GAAP performance measure used by our management and external users of our financial statements, such as investors, analysts, lenders, rating agencies and other interested parties, to evaluate companies in our industry.

Adjusted EBITDA is a performance measure that is not defined under GAAP and is presented in this Annual Report because our management considers it an important analytical indicator that is commonly used within the healthcare industry to evaluate financial performance and allocate resources. Further, our management believes that Adjusted EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and certain other adjustments we believe are not reflective of our ongoing operations and our performance.

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

The following table presents a reconciliation of Adjusted EBITDA, a performance measure, to net income, determined in accordance with GAAP:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net income	$299,708	$128,977	$265,371
Adjusted EBITDA Addbacks:
Income tax expense	63,352	22,637	46,107
Interest expense	65,578	74,305	82,052
Depreciation and amortization	146,288	140,842	138,173
Noncontrolling interest earnings	(89,365)	(75,073)	(76,462)
Loss on extinguishment and modification of debt	3,388	—	—
Other non-operating gains (a)	(4,910)	(1,613)	(18,694)
Other non-operating gains, related party (b)	—	—	(157,808)
Cybersecurity Incident (recoveries) expenses, net (c)	(21,477)	8,495	—
Certain legal matters and related costs	2,000	—	—
Restructuring, exit and acquisition-related costs (d)	12,751	13,553	15,691
Epic expenses (e)	3,173	1,781	1,909
Equity-based compensation	17,978	904	611
Loss (income) from disposed operations	9	(60)	(51)
Adjusted EBITDA	$498,473	$314,748	$296,899

(a)    Other non-operating gains include gains realized on certain non-recurring events or events that are non-operational in nature, including gains realized on certain asset divestitures during the year ended December 31, 2024 and gains of $1.6 million and $15.3 million during the years ended December 31, 2023 and 2022, respectively, related to FEMA funds and insurance recoveries received for damage caused by Hurricane Michael, which occurred on October 10, 2018 and caused substantial damage to Bay Medical Center Sacred Heart, a hospital previously owned by us.
(b)    Other non-operating gains, related party represents the gain recognized from the MOB Transactions during the year ended December 31, 2022. Refer to Note 5 to our consolidated financial statements for additional information.
(c)    Cybersecurity Incident (recoveries) expenses, net represents insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs.
(d)    Restructuring, exit and acquisition-related costs represent (i) enterprise restructuring costs, including severance costs related to work force reductions of $10.4 million, $12.4 million, and $13.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.8 million, $0.7 million, and $0.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, and (iii) third party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions of $1.6 million, $0.5 million, and $0.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(e)    Epic expenses consist of various costs incurred in connection with the implementation of Epic, our health information technology system. These costs included professional fees of $3.1 million, $1.8 million, and $1.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, and salaries and benefits of $0.1 million for the year ended December 31, 2024, and other expenses related to one-time training and onboarding support costs of $0.1 million for the year ended December 31, 2022. Epic expenses do not include the ongoing costs of the Epic system.

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

At December 31, 2024, we had total cash and cash equivalents of $556.8 million and available liquidity of $844.8 million. Our available liquidity was comprised of $556.8 million of total cash and cash equivalents plus $288.0 million in available capacity under the ABL Credit Agreement, which is reduced by outstanding borrowings and outstanding letters of credit. In June 2024, we amended the ABL Credit Agreement to increase commitments available thereunder by $100.0 million and extended its maturity date to June 26, 2029. See "Senior Secured Credit Facilities" for additional information. At December 31, 2024, our net leverage ratio, as calculated under our ABL Credit Agreement and Term Loan B Credit Agreement, was 1.2x, and our lease-adjusted net leverage ratio was 2.9x. Our lease-adjusted net leverage is calculated as net debt as of December 31, 2024, plus 8.0x trailing twelve month REIT rent expense as of the end of the fourth quarter of 2024, divided by the trailing twelve month Adjusted EBITDAR as of December 31, 2024.

During the years ended December 31, 2023 and 2022, we received and recognized $8.5 million and $49.9 million, respectively, of cash distributions from the Public Health and Social Services Emergency Fund (“Provider Relief Fund”), a provision of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and other state and local programs. For additional information regarding distributions from the Provider Relief Fund and the CARES Act, refer to Note 2 to our consolidated financial statements for the year ended December 31, 2024.

Cash Flows

The following table summarizes certain elements of the statements of cash flows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$315,026	$221,698	$(38,359)
Net cash (used in) provided by investing activities	(220,460)	(137,983)	46,578
Net cash provided by (used in) financing activities	24,642	(102,262)	(270,331)

Operating Activities

Cash flows provided by operating activities for the year ended December 31, 2024 totaled $315.0 million compared to $221.7 million for the prior year. The increase in operating cash flows during the year ended December 31, 2024 was primarily attributable to an increase in net income of $170.7 million. The increase in cash flows during the year ended December 31, 2024 compared to the prior year was offset by changes in net working capital, which primarily consisted of increases in other receivables related to New Mexico’s supplemental payment program that was approved by CMS in the fourth quarter of 2024.

Cash flows provided by operating activities for the year ended December 31, 2023 totaled $221.7 million compared to cash flows used in operating activities of $38.4 million for the prior year. The increase in cash flows was primarily attributable to repayment of $315.9 million of accelerated Medicare payments during the year ended December 31, 2022. As of December 31, 2022, all accelerated Medicare payments had been repaid. During the years ended December 31, 2023 and 2022, operating cash flows reflected cash distributions of $8.5 million and $49.9 million, respectively, from the Provider Relief Fund and other state and local programs. Additionally, operating cash flow activity during the year ended December 31, 2022 included a payment of $29.7 million of employer Social Security payroll taxes incurred between March 27, 2020 and December 31, 2020, for which payment was deferred under the CARES Act. The increase in cash flows during the year ended December 31, 2023 compared to the prior year was further impacted by changes in net working capital, particularly accounts receivable, due to temporary billing holds while systems were taken offline as a result of the Cybersecurity Incident. The reduction in operating cash flows from billing delays was partially offset by increases in accounts payable and other accrued expenses and liabilities, which were also impacted by reduced functionality during system downtime following the Cybersecurity Incident.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2024 totaled $220.5 million compared to $138.0 million for the prior year. Capital expenditures for non-acquisitions were $187.5 million and $137.4 million for the years ended December 31, 2024 and 2023, respectively.

Cash flows used in investing activities for the year ended December 31, 2023 totaled $138.0 million compared to cash flows provided by investing activities of $46.6 million for the prior year. Cash flows provided by investing activities for the year ended December 31, 2022 included net proceeds from related party divestitures of $202.1 million related to the MOB Transactions. Capital expenditures for non-acquisitions were $137.4 million and $151.1 million for the years ended December 31, 2023 and 2022, respectively.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2024 totaled $24.6 million compared to cash flows used in financing activities of $102.3 million for the prior year. Cash flows provided by financing activities for the year ended December 31, 2024 included IPO proceeds, net of underwriting discounts and commissions, of $208.7 million, proceeds from insurance financing arrangements of $10.8 million, and proceeds from long-term debt of $3.6 million. Cash flows provided by financing activities were partially offset by payments of principal on long-term debt of $108.4 million, which included a prepayment of $100.0 million on the $877.5 million outstanding borrowings under our Term Loan B Facility, and payments of principal on insurance financing arrangements of $10.4 million. Cash flows provided by financing activities for the year ended December 31, 2024 were partially offset by distributions paid to noncontrolling interests of $72.9 million.

Cash flows used in financing activities for the year ended December 31, 2023 totaled $102.3 million compared to $270.3 million for the prior year. Cash flows used in financing activities for the year ended December 31, 2023 included distributions paid to noncontrolling interests of $63.9 million, redemption of equity attributable to non-controlling interest of $26.0 million, payments of principal on long-term debt of $13.6 million, and payments of principal on insurance financing arrangements of $22.9 million, which were partially offset by proceeds from insurance financing arrangements of $24.7 million. Cash flows used in financing activities for the year ended December 31, 2022 included distributions paid to noncontrolling interests of $69.4 million, distributions paid to common unit holders of $174.8 million, and payments of principal on long-term debt of $17.3 million.

Capital Expenditures

We make significant, targeted investments to maintain and modernize our facilities, introduce new technologies, and expand our service offerings. We expect to finance future capital expenditures with internally generated and borrowed funds. Capital expenditures for property and equipment were $187.5 million, $137.4 million, and $151.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Ventas Master Lease

Effective August 4, 2015, we sold the real property for ten of our hospitals to Ventas, which is a related party as, prior to our IPO, it was a common unit holder of Ardent Health Partners, LLC and owned shares of common stock of AHP Health Partners and had a representative serving on our board of managers. Concurrent with this transaction, we entered into a 20-year master lease agreement that expires in August 2035 (with a renewal option for an additional ten years) to lease back the real estate. We lease ten of our hospitals pursuant to the Ventas Master Lease. As of December 31, 2024, following the consummation of the IPO and the underwriters’ exercise of their option to purchase additional shares, Ventas beneficially owned approximately 6.5% of our outstanding common stock.

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

We recorded rent expense of $149.2 million, $145.9 million, and $130.7 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings.

Senior Secured Credit Facilities

Effective July 8, 2021, we entered into the ABL Credit Agreement, which was amended most recently on June 26, 2024. The ABL Credit Agreement (as so amended) consists of a $325.0 million senior secured asset-based revolving credit facility with a five year maturity, comprised of (i) a $275.0 million non-UT Health East Texas borrowers tranche (the “non-UT Health East Texas ABL Facility”) and (ii) a $50.0 million UT Health East Texas borrowers tranche available to our AHS East Texas Health System, LLC subsidiary and certain of its subsidiaries (the “UT Health East Texas ABL Facility” and, together with the non-UT Health East Texas ABL Facility, the “ABL Facilities”), each subject to a borrowing base. The ABL Facilities mature on June 26, 2029.

Effective August 24, 2021, we entered into the Term Loan B Facility. The credit agreement governing the Term Loan B Facility provided funding up to a principal amount of $900.0 million with a seven-year maturity. Principal under the Term Loan B Facility was due in quarterly installments of 0.25% of the initial $900.0 million principal amount as of the execution of the credit agreement (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon maturity of the Term Loan B Facility. Effective June 8, 2023, we amended the Term Loan B Credit Agreement to replace LIBOR with the Term SOFR and Daily Simple SOFR (each as defined in the amended Term Loan B Credit Agreement) as the reference interest rate. On June 26, 2024, we prepaid $100.0 million of the $877.5 million outstanding borrowings under the Term Loan B Facility using cash on hand, which prepaid all remaining required quarterly principal payments; no modification was made to the Term Loan B Credit Agreement as a result of this prepayment. Effective July 19, 2024, pursuant to the terms of the Term Loan B Credit Agreement and as a result of the IPO, the applicable margin was automatically reduced by 25 basis points to 3.25% over Term SOFR and 2.25% over base rate. On September 18, 2024, we executed an amendment to reprice our Term Loan B Credit Agreement. The repricing reduced the applicable interest rate by 50 basis points from Term SOFR plus 3.25% to Term SOFR plus 2.75% and from base rate plus 2.25% to base rate plus 1.75%, and it eliminated the credit spread adjustment. No modifications were made to the maturity of the loans as a result of the repricing and all other terms were substantially unchanged.

We refer to the Term Loan B Facility and the ABL Facilities collectively herein as the “Senior Secured Credit Facilities.”

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

Borrowings under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, either (i) a base rate determined by reference to the highest of (a) the federal funds effective rate plus 0.50%, (b) the rate last quoted by Bank of America as the “Prime Rate” in the United States for U.S. dollar loans, and (c) Term SOFR applicable for an interest period of one month (not to be less than 0.50% per annum), plus 1.00% per annum, in each case, plus an applicable margin, or (ii) Term SOFR (not to be less than 0.50% per annum) for the interest period selected, in each case, plus an applicable margin. The applicable margins are as follows:

•under the Term Loan B Credit Agreement, the applicable margin was equal to 2.50% for base rate borrowings and 3.50% for Term SOFR borrowings;

•effective July 19, 2024, pursuant to the terms of the Term Loan B Credit Agreement and as a result of the IPO, the applicable margin was automatically reduced to 2.25% for base rate borrowings and 3.25% for Term SOFR borrowings; and

•effective September 18, 2024, we completed a repricing of our Term Loan B Credit Agreement, upon which the applicable margin was reduced to 1.75% for base rate borrowings and 2.75% for Term SOFR borrowings.

Quarterly installment payments under the Term Loan B Facility are no longer required as a result of our $100.0 million payment of principal on June 26, 2024, and the remaining principal balance is due upon maturity. The ABL Facilities do not require installment payments.

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

Subject to certain exceptions (including with regard to the ABL Priority Collateral), thresholds and reinvestment rights, the Term Loan B Facility is subject to mandatory prepayments with respect to:

•net cash proceeds of issuances of debt by AHP Health Partners or any of its restricted subsidiaries that are not permitted by the Term Loan B Facility;

•subject to certain thresholds, reinvestment permissions and carve-outs, 100% (with step-downs to 50% and 0%, based upon achievement of specified senior secured net leverage ratio levels) of net cash proceeds of certain asset sales;

•subject to certain thresholds, reinvestment permissions and carve-outs, 100% (with step-downs to 50% and 0%, based upon achievement of specified senior secured net leverage ratio levels) of net cash proceeds of certain insurance and condemnation events;

•50% (with step-downs to 25% and 0%, based upon achievement of specified senior secured net leverage ratio levels) of annual excess cash flow, net of certain voluntary prepayments of secured indebtedness, of AHP Health Partners and its subsidiaries commencing with the fiscal year ending December 31, 2022; and

•net cash proceeds received in connection with any exercise of the purchase option of the loans by Ventas under the Relative Rights Agreement.

5.75% Senior Notes due 2029

AHP Health Partners (the “Issuer”) issued the 5.75% Senior Notes in an exempt offering pursuant to Rule 144A and Regulation S under the Securities Act that was completed on July 8, 2021. The terms of the 5.75% Senior Notes, which mature on July 15, 2029, are governed by an indenture, dated as of July 8, 2021 (the “2029 Notes Indenture”), among the Issuer, us and certain of the Issuer's wholly-owned domestic subsidiaries, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes Indenture provides that the 5.75% Senior Notes are general senior unsecured obligations of the Issuer, which are unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries of the Issuer.

The 5.75% Senior Notes bear interest at a rate of 5.75% per annum, payable semi-annually, in cash in arrears, on January 15 and July 15 of each year, commencing on January 15, 2022.

The Issuer had the right to redeem the 5.75% Senior Notes, in whole or in part, at any time prior to July 15, 2024, at a redemption price equal to 100% of the principal amount of the 5.75% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the 2029 Notes Indenture and the 5.75% Senior Notes. The Issuer may still redeem the 5.75% Senior Notes on and after July 15, 2024, in whole or in part, at any time and from time to time, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions:

Date (if redeemed during the 12 month period beginning on July 15 of the years indicated below)	Percentage
2024	102.875%
2025	101.438%
2026 and thereafter	100.000%

At any time prior to July 15, 2024, the Issuer had the right to redeem on one or more occasions up to 40% of the original aggregate principal amount of the 5.75% Senior Notes with the net proceeds of one or more equity offerings, as described in the 2029 Notes Indenture, at a redemption price equal to 105.750% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 50% of the aggregate original principal amount of the 5.75% Senior Notes issued under the 2029 Notes Indenture remained outstanding after each such redemption and the redemption occurred within 180 days after the closing of such equity offering. If the Issuer experiences certain change of control events, the Issuer must offer to repurchase all of the 5.75% Senior Notes (unless otherwise redeemed) at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date. If the Issuer sells certain assets and does not reinvest the net proceeds or repay senior debt in compliance with the 2029 Notes Indenture, it must offer to repurchase the 5.75% Senior Notes at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Contractual Obligations and Contingencies

The following table provides a summary of our commitments and contractual obligations for debt, minimum lease payment obligations under non-cancelable leases and other obligations as of December 31, 2024 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt obligations, with interest	$1,417,919	$84,958	$163,803	$1,153,432	$15,726
Deferred financing obligations, with interest	12,847	9,198	3,185	464	—
Operating leases	2,961,495	194,034	369,993	341,438	2,056,030
Estimated self-insurance liabilities	186,652	30,227	40,256	83,614	32,555
Total	$4,578,913	$318,417	$577,237	$1,578,948	$2,104,311

Outstanding letters of credit are required principally by certain insurers and states to collateralize our workers' compensation programs and self-insured retentions associated with our professional and general liability insurance programs. As of December 31, 2024, we maintained outstanding letters of credit of approximately $40.6 million, which included interest of $3.6 million.

Supplemental Non-GAAP Valuation Measure

Adjusted EBITDAR is a commonly used non-GAAP valuation measure used by our management, research analysts, investors and other interested parties to evaluate and compare the enterprise value of different companies in our industry. Adjusted EBITDAR excludes: (1) certain material noncash items and unusual or non-recurring items that we do not expect to continue in the future; (2) certain other adjustments that do not impact our enterprise value; and (3) rent expense payable to our REITs. We operate 30 acute care hospitals, 12 of which we lease from two REITs, Ventas and MPT, pursuant to long-term lease agreements. Additionally, during 2022, we completed the MOB Transactions. Our management views the long-term lease agreements with Ventas and MPT, as well as the MOB Transactions, as more like financing arrangements than true operating leases, with the rent payable to such REITs being similar to interest expense. As a result, our capital structure is different than many of our competitors, especially those whose real estate portfolio is predominately owned and not leased. Excluding the rent payable to such REITs allows investors to compare our enterprise value to those of other healthcare companies without regard to differences in capital structures, leasing arrangements and geographic markets, which can vary significantly among companies. Our management also uses Adjusted EBITDAR as one measure in determining the value of prospective acquisitions or divestitures. Finally, financial covenants in certain of our lease agreements, including the Ventas Master Lease, use Adjusted EBITDAR as a measure of compliance. Adjusted EBITDAR does not reflect our cash requirements for leasing commitments. As such, our presentation of Adjusted EBITDAR should not be construed as a performance or liquidity measure.

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

The following table presents a reconciliation of Adjusted EBITDAR, a valuation measure, to net income, determined in accordance with GAAP:

	Three Months Ended December 31,	Year Ended December 31,
(in thousands)	2024	2024
Net income	$140,891	$299,708
Adjusted EBITDAR Addbacks:
Income tax expense	26,355	63,352
Interest expense	13,528	65,578
Depreciation and amortization	37,854	146,288
Noncontrolling interest earnings	(26,687)	(89,365)
Loss on extinguishment and modification of debt	—	3,388
Other non-operating gains (a)	(4,702)	(4,910)
Cybersecurity Incident recoveries, net (b)	(16,501)	(21,477)
Certain legal matters and related costs	2,000	2,000
Restructuring, exit and acquisition-related costs (c)	1,057	12,751
Epic expenses (d)	1,673	3,173
Equity-based compensation	9,105	17,978
(Income) loss from disposed operations	(1,980)	9
Rent expense payable to REITs (e)	40,618	160,444
Adjusted EBITDAR	$223,211	$658,917

(a)    Other non-operating gains include gains realized on certain non-recurring events or events that are non-operational in nature, including gains realized on certain asset divestitures.
(b)    Cybersecurity Incident recoveries, net represents insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs.
(c)    Restructuring, exit and acquisition-related costs represent (i) enterprise restructuring costs, including severance costs related to work force reductions of $0.3 million and $10.4 million for the three and twelve months ended December 31, 2024, respectively, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.2 million and $0.8 million for the three and twelve months ended December 31, 2024, respectively, and (iii) third party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions of $0.6 million and $1.6 million for the three and twelve months ended December 31, 2024, respectively.
(d)    Epic expenses consist of various costs incurred in connection with the implementation of Epic, our health information technology system. These costs included professional fees of $1.6 million and $3.1 million for the three and twelve months ended December 31, 2024, respectively, and salaries and benefits of $0.1 million for the three and twelve months ended December 31, 2024. Epic expenses do not include the ongoing costs of the Epic system.
(e)    Rent expense payable to REITs consists of rent expense of $37.8 million and $149.2 million related to the Ventas Master Lease and lease agreements associated with the MOB Transactions with Ventas for the three and twelve months ended December 31, 2024, respectively, and rent expense of $2.8 million and $11.2 million related to a lease arrangement with MPT for the lease of Hackensack Meridian Mountainside Medical Center for the three and twelve months ended December 31, 2024, respectively.

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

Our critical accounting estimates cover the following areas:

•Revenue recognition;
•Risk management and self-insured liabilities; and
•Income taxes

See Note 2, "Summary of Significant Accounting Policies," to our consolidated financial statements for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Revenue Recognition

We recognize patient service revenue in the period in which our performance obligation of providing healthcare services to our patients is satisfied. The contractual relationships with patients, in most cases, also involve a third party payor (Medicare, Medicaid, and managed care health plans) and the transaction prices for services are dependent upon terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans) the third party payors. Payment arrangements with third party payors for services provided to their covered patients typically specify payments at amounts less than our standard charges. Our revenue is based upon the estimated amounts we expect to be entitled to receive from patients and third party payors.

Medicare and Medicaid regulations and various managed care contracts under which estimates of contractual adjustments must be calculated are complex and are subject to interpretation and adjustment. We estimate contractual adjustments on a payor-specific basis based on our interpretation of the applicable regulations or contract terms and the historical collections of each payor. However, ultimate reimbursements may result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently, requiring that we regularly review and assess our estimates. Changes in estimates related to contractual adjustments affect the amounts we report as patient service revenue and are recorded in the period the changes occur.

Our facilities provide discounts on gross charges to uninsured patients under our charity and self-pay discount policies. Uninsured patients treated for non-elective care are eligible for charity care if they do not qualify for Medicaid or other federal or state assistance and have income at or below a certain income level. The estimated costs incurred by us to provide services to patients who qualified for charity care were $43.9 million, $46.0 million, and $50.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. We estimate the direct and indirect costs of providing charity care by applying a cost to gross charges ratio to the gross charges associated with providing charity care to patients. Other uninsured patients receive self-pay discounts similar to the discounts provided to many managed care plans. Because we do not pursue collection of amounts qualified under our charity and self-pay discount policy, the discounted portion of such charges are not reported in total revenue.

Due to the complexities involved in the classification and documentation of healthcare services authorized and provided, the estimation of revenue earned and the related reimbursement are often subject to interpretations that could result in payments that are different from our estimates. Settlements under reimbursement agreements with third party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare, Medicaid and other third party payor programs often occurs in subsequent years because of audits by the programs, rights of appeal, and the application of technical provisions. Settlements are considered in the recognition of net patient service revenue on an estimated basis in the period the related services are rendered, and such amounts are subsequently adjusted in future periods as adjustments become known or as years are no longer subject to such audits and reviews. These settlements resulted in changes to net patient service revenue of an increase of $5.8 million, $6.7 million, and $15.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

At December 31, 2024 and 2023, our settlements under reimbursement agreements with third party payors were a net receivable and a net payable of $1.9 million and $10.3 million, respectively, of which a receivable of $42.6 million and $34.4 million, respectively, was included in other current assets and a payable of $40.7 million and $44.7 million, respectively, was included in other accrued expenses and liabilities in the consolidated balance sheets.

Final determination of amounts earned under prospective payment and other reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of our management, adequate provision has been made for any adjustments that may result from such reviews.

The collection of accounts receivable, primarily from Medicare, Medicaid, managed care payors, other third party payors, and patients, is critical to our operating performance. Our primary collection risks relate to uninsured patient accounts and patient accounts whereby the primary insurance carrier has paid the amounts covered by the applicable agreement but the portion of the amount that is the patient’s responsibility (primarily deductibles and co-payments) remains outstanding. Implicit price concessions relate primarily to amounts due directly from patients and are estimated and recorded for all uninsured accounts. Our collection procedures are followed until such time that management determines the account is uncollectible, at which time the account is written off.

We routinely review accounts receivable balances by monitoring historical cash collections as a percentage of trailing net operating revenue, as well as by analyzing current period revenue and admissions by payor, aged accounts receivable by payor, days revenue outstanding, and the composition of self-pay receivables. In May 2022, we outsourced our revenue cycle management functions to Ensemble. In the twelve months following the transition of revenue cycle management services to Ensemble, cash collections improved by approximately $50 million. Significant changes in payor mix, business office operations, economic conditions, trends in federal, state and private employer healthcare coverage and other collection indicators could have a significant impact on our results of operations and cash flows.

We rely on the results of detailed reviews of historical collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing twelve-month rolling accounts receivable collection data. We believe our estimation processes at each of our hospital facilities provide reasonable estimates of our revenue and valuation of our accounts receivable.

Risk Management and Self-Insured Liabilities

We maintain certain claims-made commercial insurance related to our professional liability risks and occurrence-based commercial insurance related to our workers’ compensation and general liability risks. We provide an accrual representing the estimated ultimate costs of all reported and unreported claims incurred and unpaid through the respective balance sheet dates, which includes the costs of litigating or settling claims. The estimated ultimate costs include estimates of direct expenses and fees of outside counsel and experts, but do not include the general overhead costs of our in-house legal and risk management departments.

At December 31, 2024 and 2023, our professional and general liability accrual for asserted and unasserted claims was $240.0 million and $275.0 million, respectively, of which $206.0 million and $219.9 million, respectively, were included in self-insured liabilities and $34.0 million and $55.1 million, respectively, were included in other accrued expenses and liabilities in the consolidated balance sheets. We estimate receivables for the portion of our professional and general liability accrual that is recoverable under our insurance policies. At December 31, 2024 and 2023, such receivables were $72.8 million and $99.8 million, respectively, of which $62.5 million and $79.7 million, respectively, were included in other assets and $10.3 million and $20.1 million, respectively, were included in other current assets.

The total costs for professional and general liability losses are based on our premiums and retention costs and were $63.0 million, $55.5 million, and $100.6 million during the years ended December 31, 2024, 2023, and 2022, respectively.

At December 31, 2024 and 2023, our workers’ compensation liability accrual for asserted and unasserted claims was $31.8 million and $32.6 million, respectively, of which $21.1 million and $21.3 million, respectively, were included in self-insured liabilities and $10.7 million and $11.3 million, respectively, were included in other accrued expenses and liabilities in the consolidated balance sheets. We estimate receivables for the portion of workers’ compensation liability accrual that is recoverable under our insurance policies. At December 31, 2024 and 2023, such receivables were $12.3 million and $13.3 million, respectively, of which $8.2 million and $8.7 million, respectively, were included in other assets and $4.1 million and $4.6 million, respectively, were included in other current assets.

The total costs for workers’ compensation liability losses are based on our premiums and retention costs and were $8.0 million, $6.6 million, and $7.5 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Our estimates are subject to the effects of trends in loss severity and frequency, and we routinely review and adjust estimates as experience develops or new information becomes known. The liabilities for general, professional and workers’ compensation risks could be significantly affected if resolution of current and future claims differ from historical claims trends. The time period required to resolve claims can vary based on a claim’s jurisdiction and whether the claim is settled or litigated. The estimation of the timing of payments beyond a year can vary significantly. Changes to the estimated reserve amounts are included in current operating results. While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in the estimates. Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed our recorded estimates, which could have an adverse effect on our results of operations, financial condition, liquidity and capital resources.

Income Taxes

We account for income taxes associated with the activities of Ardent Health Partners, Inc., which is subject to federal and state income tax as a corporation. We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities representing the future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities. The primary differences relate to the allowance for doubtful accounts, accrued liabilities, depreciation methods and periods, and deferred cost amortization methods.

We measure deferred tax assets and liabilities using enacted tax rates that we expect to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a difference in estimated and actual tax rates in the period that includes the enactment date. We identify deferred tax assets that more likely than not, based on the available evidence, will be unrealizable in future periods and record a valuation allowance accordingly.

Federal and state tax laws are complex, and our tax positions may be subject to interpretation and adjustment by federal and state taxing authorities. We account for uncertain tax positions in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes ("ASC 740"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. The provisions of ASC 740 allow for the classification of interest paid on an underpayment of income tax and related penalties, if applicable, as part of income tax expense, interest expense or another appropriate expense classification based on the accounting policy election of the entity. We have elected to classify interest and penalties as part of income tax expense. The final outcome of audits by federal and state taxing authorities may have a significant effect on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At December 31, 2024, the following components of our Senior Secured Credit Facilities bore interest at variable rates at specified margins above either the agent bank’s alternate base rate or Term SOFR: (i) a $900.0 million, seven-year term loan; and (ii) a $325.0 million, five-year asset-based revolving credit facility. As of December 31, 2024, we had outstanding variable rate debt of $766.6 million.

At December 31, 2024, we had interest rate swap agreements with notional amounts totaling $402.5 million, expiring June 30, 2026. Under these swap agreements, we are required to make monthly fixed rate payments at annual rates ranging from 1.47% to 1.48% and the counterparties are obligated to make monthly floating rate payments to us based on one-month Term SOFR, each subject to a floor of 0.39%.

Although changes in the alternate base rate or Term SOFR would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our variable rate debt on our consolidated financial position, results of operations or cash flows would not be material. Based on the outstanding borrowings and impact of the interest rate swaps in place at December 31, 2024, a one percent change in the interest rate would result in a $3.7 million increase or decrease in our annual interest expense.

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

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

During the three months ended December 31, 2024, no director of officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Company's Stockholders no later than 120 days after December 31, 2024.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Company's Stockholders no later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Company's Stockholders no later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Company's Stockholders no later than 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Company's Stockholders no later than 120 days after December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report:

1.Financial Statements. The accompanying consolidated financial statements beginning on Page F-1 of this Annual Report are provided in response to this item.

2.List of Financial Statement Schedules. All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements.

Exhibit Number	Description

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2024)
3.1	Certificate of Incorporation of Ardent Health Partners, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed on July 17, 2024)
3.2	Bylaws of Ardent Health Partners, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-8 filed on July 17, 2024)
4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-1/A filed on July 8, 2024)
4.3
Registration Rights Agreement, dated as of July 3, 2015, among Ardent Health Partners, LLC (f/k/a EGI-AM Holdings, L.L.C.), EGI-AM Investments, L.L.C., ALH Holdings, LLC, David Vandewater, Clint B. Adams, Stephen C. Petrovich and Neil Hemphill (incorporated by reference to Exhibit 4.2 to the Registrant's Form S-1 filed on June 21, 2024)

4.4
Amendment to Registration Rights Agreement, dated as of May 1, 2023, among Ardent Health Partners, LLC (f/k/a EGI-AM Holdings, L.L.C.), EGI-AM Investments, L.L.C., and Pure Health Capital Americas 1 SPV RSC LTD (incorporated by reference to Exhibit 4.3 to the Registrant's Form S-1 filed on June 21, 2024)

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

10.8	Stock Ownership Guidelines (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2024)
10.9†	Executive Severance Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2024)
10.10†	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.40 to the Registrant’s Form S-1/A filed on July 8, 2024)
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

Exhibit Number	Description

10.14†
Amended and Restated Employment Agreement, effective as of January 10, 2025, between AHS Management Company, Inc. and Martin J. Bonick (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 13, 2025)

10.15†
Amended and Restated Employment Agreement, effective as of January 10, 2025, between AHS Management Company, Inc. and Alfred Lumsdaine (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on January 13, 2025)

10.16
Employment Agreement, dated as of July 3, 2015, between AHS Management Company, Inc. and Stephen C. Petrovich (incorporated by reference to Exhibit 10.3 to the Registrant's Form S-1 filed on June 21, 2024)

10.17
Offer Letter (Conditional Offer of Employment) by and between David Schultz and AHS Management Company, Inc. dated November 28, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant's Form S-1 filed on June 21, 2024)

10.18
Offer Letter (Conditional Offer of Employment) by and between Ethan Chernin and AHS Management Company, Inc. dated March 28,2024 (incorporated by reference to Exhibit 10.5 to the Registrant's Form S-1 filed on June 21, 2024)

10.19
Amended and Restated ABL Credit Agreement, dated as of July 8, 2021, among AHP Health Partners, Inc., AHS East Texas Health System, LLC, Ardent Health Partners, LLC, the Subsidiaries of AHP Health Partners, Inc. and AHS East Texas Health System, LLC, as Borrowers, the Guarantors, the Lenders, Barclays Bank PLC, as resigning Administrative Agent, resigning Collateral Agent and resigning Swing Ling Lender, Bank of America, N.A., as successor administrative agent, successor collateral agent, and Swing Line Lender, and the L/C Issuers (incorporated by reference to Exhibit 10.6 to the Registrant's Form S-1/A filed on July 8, 2024)

10.20
Amendment No. 1 to Amended and Restated ABL Credit Agreement, dated as of August 24, 2021, among AHP Health Partners, Inc., AHS East Texas Health System, LLC, Ardent Health Partners, LLC, the Subsidiaries of AHP Health Partners, Inc. and AHS East Texas Health System, LLC, as Borrowers, the Guarantors, the Lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1/A filed on July 8, 2024)

10.21
Amendment No. 2 to Amended and Restated ABL Credit Agreement, dated as of June 16, 2022, among AHP Health Partners, Inc., AHS East Texas Health System, LLC, the Subsidiaries of AHP Health Partners, Inc. and AHS East Texas Health System, LLC, as Borrowers, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.8 to the Registrant's Form S-1/A filed on July 8, 2024)

10.22
Amendment No. 3 to Amended and Restated ABL Credit Agreement, dated as of April 21, 2023, among AHP Health Partners, Inc., AHS East Texas Health System, LLC, the Subsidiaries of AHP Health Partners, Inc. and AHS East Texas Health System, LLC, as Borrowers, the Lenders and L/C Issuers and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Registrant's Form S-1/A filed on July 8, 2024)

10.23
Amendment No. 4 to Amended and Restated ABL Credit Agreement, dated June 26, 2024, among AHP Health Partners, Inc., AHS East Texas Health System, LLC, the Subsidiaries of AHP Health Partners, Inc. and AHS East Texas Health System, LLC, as Borrowers, the Guarantors, the Incremental Lenders, the other Lenders and L/C Issuers party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.10 to the Registrant's Form S-1/A filed on July 8, 2024)

10.24
Amended and Restated Term Loan Credit Agreement, dated August 24, 2021, among AHP Health Partners, Inc., as Borrower, Ardent Health Partners, LLC, the Guarantors, the Lenders, Bank of America, N.A., as Initial Term Lender and successor Administrative Agent, and Barclays Bank PLC, as resigning Administrative Agent (incorporated by reference to Exhibit 10.10 to the Registrant's Form S-1 filed on June 21, 2024)

10.25
Amendment No. 1 to Amended and Restated Term Loan Credit Agreement, dated as of June 8, 2023, by Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Registrant's Form S-1/A filed on July 8, 2024)

10.26
Amendment No. 2 to Amended and Restated Term Loan Credit Agreement, dated as of September 18, 2024, among AHP Health Partners, Inc., as Borrower, Ardent Health Partners, Inc., the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as the Additional 2024 Term B Lender and as Administrative Agent (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q filed on November 7, 2024)

10.27
Master Lease Agreement, dated as of August 4, 2015, among certain wholly owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.12 to the Registrant's Form S-1 filed on June 21, 2024)

10.28
First Amendment to Master Lease, dated as of March 6, 2017, among certain wholly owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.13 to the Registrant's Form S-1 filed on June 21, 2024)

10.29
Second Amendment to Master Lease and Guaranty of Master Lease, dated as of March 13, 2017, among certain wholly owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.14 to the Registrant's Form S-1 filed on June 21, 2024)

10.30
Third Amendment to Master Lease, dated as of February 26, 2018, among certain wholly owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.15 to the Registrant's Form S-1 filed on June 21, 2024)

10.31
Fourth Amendment to Master Lease and Guaranty of Master Lease, dated as of June 28, 2018, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.16 to the Registrant's Form S-1 filed on June 21, 2024)

Exhibit Number	Description

10.32#
Fifth Amendment to Master Lease and Guaranty of Master Lease, dated as of November 30, 2018, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.18 to the Registrant's Form S-1/A filed on July 8, 2024)

10.33
Sixth Amendment to Master Lease and Guaranty of Master Lease, dated as of February 26, 2021, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.19 to the Registrant's Form S-1/A filed on July 8, 2024)

10.34#
Seventh Amendment to Master Lease and Guaranty of Master Lease, dated as of March 1, 2021, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.20 to the Registrant's Form S-1/A filed on July 8, 2024)

10.35#
Eighth Amendment to Master Lease and Guaranty of Master Lease, dated as of July 13, 2021, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.21 to the Registrant's Form S-1/A filed on July 8, 2024)

10.36
Ninth Amendment to Master Lease and Guaranty of Master Lease, dated as of February 9, 2022, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.22 to the Registrant's Form S-1/A filed on July 8, 2024)

10.37#
Tenth Amendment to Master Lease and Guaranty of Master Lease, dated as of April 27, 2022, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.23 to the Registrant's Form S-1/A filed on July 8, 2024)

10.38#
Eleventh Amendment to Master Lease and Guaranty of Master Lease, dated as of December 29, 2023, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.24 to the Registrant's Form S-1/A filed on July 8, 2024)

10.39#
Twelfth Amendment to Master Lease and Guaranty of Master Lease, dated June 21, 2024, among certain wholly-owned affiliates of Ventas, Inc. listed therein as "Landlord," Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.25 to the Registrant's Form S-1/A filed on July 8, 2024)

10.40
Relative Rights Agreement, dated as of June 28, 2018, among Barclays Bank PLC, as administrative agent under the ABL Credit Agreement, Barclays Bank PLC, as collateral agent under the ABL Credit Agreement, Barclays Bank PLC, as administrative agent under the Term Loan Agreement, U.S. Bank National Association, as trustee under the Indenture, certain wholly owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.24 to the Registrant's Form S-1 filed on June 21, 2024)

10.41
Assumption and Change of Address Under Relative Rights Agreement, dated as of August 24, 2021, among Bank of America, N.A., as successor administrative agent, and Barclays Bank PLC, as resigning administrative agent (incorporated by reference to Exhibit 10.25 to the Registrant's Form S-1 filed on June 21, 2024)

10.42
First Amendment to Relative Rights Agreement, dated as of June 3, 2024, among Bank of America, N.A., as administrative agent under the ABL Credit Agreement, Bank of America, N.A., as collateral agent under the ABL Credit Agreement, Bank of America, N.A., as administrative agent under the Term Loan Agreement, certain wholly owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.26 to the Registrant's Form S-1 filed on June 21, 2024)

10.43#
Master Services Agreement, dated as of May 5, 2022, by and between Ensemble RCM, LLC d/b/a Ensemble Health Partners and AHS Management Company, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant's Form S-1/A filed on July 8, 2024)

10.44#
Amended and Restated Statement of Work #1, dated as of June 25, 2024, by and between Ensemble RCM, LLC d/b/a Ensemble Health Partners and AHS Management Company, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant's Form S-1/A filed on July 8, 2024)

10.45#
Statement of Work #2, dated as of June 10, 2024, by and between Ensemble RCM, LLC d/b/a Ensemble Health Partners and AHS Management Company, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant's Form S-1/A filed on July 8, 2024)

10.46#
Statement of Work #3, dated as of June 25, 2024, by and between Ensemble RCM, LLC d/b/a Ensemble Health Partners and AHS Management Company, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant's Form S-1/A filed on July 8, 2024)

10.47
Indenture, dated as of July 8, 2021, among AHP Health Partners, Inc., Ardent Health Partners, LLC, the guarantors identified therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.28 to the Registrant's Form S-1 filed on June 21, 2024)

10.48
Form of 5.750% Senior Notes due 2029 of AHP Health Partners, Inc. (included as Exhibit A to the Indenture filed as Exhibit 10.47 hereto) (incorporated by reference to Exhibit 10.29 to the Registrant's Form S-1 filed on June 21, 2024)

Exhibit Number	Description

10.49#
License and Support Agreement, dated as of May 6, 2016, by and between Epic Systems Corporation and AHS Management Company, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant's Form S-1 filed on June 21, 2024)

10.50#
Amended and Restated Limited Liability Company Agreement, dated February 26, 2018, by and between The University of Texas Health Science Center at Tyler and AHS East Texas Health System, LLC (incorporated by reference to Exhibit 10.39 to the Registrant's Form S-1 filed on June 21, 2024)

10.51*†	Form of Director Restricted Stock Unit Award Agreement For December 2024 RSU Grant pursuant to the 2024 Omnibus Incentive Award Plan
19.1*	Ardent Health Partners, Inc. Insider Trading and Confidentiality Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a)
31.2*	Certification of Principal Financial Officer pursuant to SEC Rule 13a 14(a)/15d 14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Ardent Health Partners, Inc. Policy on Recoupment of Incentive Compensation
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDENT HEALTH PARTNERS, INC.

Date:	February 27, 2025	By:	/s/ Martin J. Bonick

Martin J. Bonick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Martin J. Bonick	President and Chief Executive Officer, Director	February 27, 2025
Martin J. Bonick	(Principal Executive Officer)

/s/ Alfred Lumsdaine	Chief Financial Officer	February 27, 2025
Alfred Lumsdaine	(Principal Financial Officer)

/s/ David Byers	Senior Vice President, Chief Accounting Officer	February 27, 2025
David Byers	(Principal Accounting Officer)

/s/ Mark Sotir	Director	February 27, 2025
Mark Sotir

/s/ Peter Bulgarelli	Director	February 27, 2025
Peter Bulgarelli

/s/ Peter Bynoe	Director	February 27, 2025
Peter Bynoe

/s/ Suzanne Campion	Director	February 27, 2025
Suzanne Campion

/s/ William Goodyear	Director	February 27, 2025
William Goodyear

/s/ Ellen Havdala	Director	February 27, 2025
Ellen Havdala

/s/ Edmondo Robinson	Director	February 27, 2025
Edmondo Robinson

/s/ Rahul Sen	Director	February 27, 2025
Rahul Sen

/s/ Rob Webb	Director	February 27, 2025
Rob Webb

 ARDENT HEALTH PARTNERS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ardent Health Partners, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ardent Health Partners, Inc. (the Company) as of December 31, 2024, and 2023, the related consolidated income statements, comprehensive income statements, statements of cash flows, and statements of changes in equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Contractual Adjustments and Implicit Price Concessions
Description of the Matter
For the year ended December 31, 2024, the Company’s revenues were $5,966.1 million. As discussed in Note 2 to the consolidated financial statements, revenues are based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments under managed care insurance plans are based upon the payment terms specified in the related contractual agreements. Managed care contracts are complex, subject to interpretation and contract renegotiations occur frequently, necessitating continual review and assessment of the estimates by management. Revenues related to uninsured patients and copayment and deductible amounts for patients who have healthcare coverage may have discounts applied (uninsured discounts and other discounts). The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts expected to be collected. These estimates are adjusted for estimated conversions of patient responsibility portions, expected recoveries, and anticipated changes in business and economic conditions, trends in federal, state and private employer healthcare coverage and other collection indicators.

Auditing management’s estimates of contractual adjustments and implicit price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining related amounts.

How We Addressed the Matter in Our Audit
To test the estimated contractual adjustments and implicit price concessions, we performed audit procedures that included, among others, testing a sample of revenue transactions, correlating the revenue recognized to subsequent cash received, assessing the methodologies and evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its estimates, including payer contractual terms and historical collection experience. We compared the significant assumptions used by management to historical assumptions and to current industry and economic trends and considered changes, if any, to the Company’s business and other relevant factors. We also assessed the historical accuracy of management’s estimates based on subsequent collection experience and used the assessment as a source of potential corroborative or contrary evidence supporting management’s assumptions of future collections of existing accounts receivable.

Professional and General Liability and Related Costs
Description of the Matter
At December 31, 2024, the Company’s accrual for professional and general liability asserted and unasserted claims was $240.0 million and the Company’s related costs for professional and general liability claims for the year ended December 31, 2024 was $63.0 million. As discussed in Notes 2 and 11 to the consolidated financial statements, accruals for professional and general liability claims represent the estimated ultimate costs of all reported and unreported claims incurred and unpaid through the balance sheet date. The Company’s estimated liability and related costs for asserted and unasserted claims is based on a number of factors including, but not limited to, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlements and industry trends, estimates of amounts recoverable under the Company’s insurance policies, and other actuarial assumptions.

Auditing management’s professional and general liability and related costs was complex and judgmental due to the significant estimations required in determining the accrual, particularly the actuarial assumptions related to the trends in frequency and severity of claims.

How We Addressed the Matter in Our Audit
To test the Company’s determination of the estimated professional and general liability and related costs, we performed audit procedures that included, among others, testing the completeness and accuracy of underlying claims data used by the Company in its determination of the accrual and reviewing the Company’s insurance contracts to validate self-insured limits, deductibles and coverage limits. Additionally, with the involvement of our actuarial specialists, we performed audit procedures that included, among others, assessing the actuarial analyses and testing the significant assumptions utilized therein, including consideration of Company-specific claim reporting and payment data, and industry experience. We also assessed the accuracy of management’s historical accrual estimates based on subsequent developments in frequency and severity, and we developed an independent range of accrual for comparison to the Company’s recorded amounts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.

Nashville, Tennessee
February 27, 2025

 ARDENT HEALTH PARTNERS, INC.
CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Total revenue	$5,966,072	$5,409,483	$5,129,687
Expenses:
Salaries and benefits	2,534,756	2,384,062	2,411,677
Professional fees	1,097,119	980,270	736,299
Supplies	1,033,122	993,405	955,168
Rents and leases	103,577	97,444	93,047
Rents and leases, related party	149,229	145,880	130,657
Other operating expenses	496,219	451,737	464,413
Government stimulus income	—	(8,463)	(16,775)
Interest expense	65,578	74,305	72,582
Interest expense, related party	—	—	9,470
Depreciation and amortization	146,288	140,842	138,173
Loss on extinguishment and modification of debt	3,388	—	—
Other non-operating gains	(26,264)	(1,613)	(18,694)
Other non-operating gains, related party	—	—	(157,808)
Total operating expenses	5,603,012	5,257,869	4,818,209
Income before income taxes	363,060	151,614	311,478
Income tax expense	63,352	22,637	46,107
Net income	299,708	128,977	265,371
Net income attributable to noncontrolling interests	89,365	75,073	76,462
Net income attributable to Ardent Health Partners, Inc.	$210,343	$53,904	$188,909
Net income per share:
Basic	$1.59	$0.43	$1.50
Diluted	$1.58	$0.43	$1.50
Weighted-average common shares outstanding:
Basic	132,439,695	126,115,301	126,115,301
Diluted	132,744,577	126,115,301	126,115,301

The accompanying notes are an integral part of these consolidated financial statements.

 ARDENT HEALTH PARTNERS, INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$299,708	$128,977	$265,371
Other comprehensive (loss) income
Change in fair value of interest rate swap	(11,940)	(10,787)	49,392
Other comprehensive (loss) income before income taxes	(11,940)	(10,787)	49,392
Income tax (benefit) expense related to other comprehensive (loss) income items	(3,116)	(2,815)	12,891
Other comprehensive (loss) income, net of income taxes	(8,824)	(7,972)	36,501
Comprehensive income	290,884	121,005	301,872
Comprehensive income attributable to noncontrolling interests	89,365	75,073	76,462
Comprehensive income attributable to Ardent Health Partners, Inc.	$201,519	$45,932	$225,410

The accompanying notes are an integral part of these consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31, 2024 (1)	December 31, 2023 (1)
Assets
Current assets:
Cash and cash equivalents	$556,785	$437,577
Accounts receivable	743,031	775,452
Inventories	115,093	105,485
Prepaid expenses	113,749	77,281
Other current assets	304,093	222,290
Total current assets	1,832,751	1,618,085
Property and equipment, net	861,899	811,089
Operating lease right of use assets	248,040	260,003
Operating lease right of use assets, related party	929,106	941,150
Goodwill	852,084	844,704
Other intangible assets	76,930	76,930
Deferred income taxes	12,321	32,491
Other assets	142,969	147,106
Total assets	$4,956,100	$4,731,558

Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$9,234	$18,605
Accounts payable	401,249	474,543
Accrued salaries and benefits	295,117	267,685
Other accrued expenses and liabilities	239,824	233,271
Total current liabilities	945,424	994,104
Long-term debt, less current installments	1,085,818	1,168,253
Long-term operating lease liability	221,443	235,241
Long-term operating lease liability, related party	919,313	932,090
Self-insured liabilities	227,048	243,552
Other long-term liabilities	34,697	76,002
Total liabilities	3,433,743	3,649,242
Commitments and contingencies (see Note 13)
Redeemable noncontrolling interests	1,158	7,302
Equity:
Common units, no and unlimited units authorized as of December 31, 2024 and December 31, 2023, respectively; no and 484,922,828 units issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	496,882
Preferred stock, par value $0.01 per share; 50,000,000 and no shares authorized as of December 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.01 per share; 750,000,000 and no shares authorized as of December 31, 2024 and December 31, 2023, respectively; 142,747,818 and no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,428	—
Additional paid-in capital	754,415	—
Accumulated other comprehensive income	9,737	18,561
Retained earnings	365,796	155,453
Equity attributable to Ardent Health Partners, Inc.	1,131,376	670,896
Noncontrolling interests	389,823	404,118
Total equity	1,521,199	1,075,014
Total liabilities and equity	$4,956,100	$4,731,558
(1) As of December 31, 2024 and December 31, 2023, the consolidated balance sheets included total liabilities of consolidated variable interest entities of $306.4 million and $337.8 million, respectively. Refer to Note 2 "Summary of Significant Accounting Policies" for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)

		Equity Attributable to Ardent Health Partners, Inc.							Noncontrolling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Units		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
		Units(*)	Amount	Shares	Amount
Balance at December 31, 2021	$13,660	481,331,862	$510,357	—	$—	$—	$(9,968)	$87,451	$390,505	$978,345
Net income attributable to Ardent Health Partners, Inc.	—	—	—	—	—	—	—	188,909	—	188,909
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	71,788	71,788
Net income attributable to redeemable noncontrolling interests	4,674	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	36,501	—	—	36,501
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(61,833)	(61,833)
Distributions to redeemable noncontrolling interests	(7,538)	—	—	—	—	—	—	—	—	—
Distributions to common unit holders	—	—	—	—	—	—	—	(174,811)	—	(174,811)
Vesting of Class C Units	—	1,394,682	611	—	—	—	—	—	—	611
Balance at December 31, 2022	$10,796	482,726,544	$510,968	—	$—	$—	$26,533	$101,549	$400,460	$1,039,510
Net income attributable to Ardent Health Partners, Inc.	—	—	—	—	—	—	—	53,904	—	53,904
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	78,567	78,567
Net loss attributable to redeemable noncontrolling interests	(3,494)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(7,972)	—	—	(7,972)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(63,875)	(63,875)
Redemption of equity attributable to noncontrolling interests		—	(14,990)	—	—	—	—	—	(11,034)	(26,024)
Vesting of Class C Units	—	2,196,284	904	—	—	—	—	—	—	904
Balance at December 31, 2023	$7,302	484,922,828	$496,882	—	$—	$—	$18,561	$155,453	$404,118	$1,075,014
Net income attributable to Ardent Health Partners, Inc.	—	—	—	—	—	—	—	210,343	—	210,343
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	95,509	95,509
Net loss attributable to redeemable noncontrolling interests	(6,144)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(8,824)	—	—	(8,824)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	—	13,800,000	138	198,654	—	—	—	198,792
Conversion of member units to common stock	—	(485,909,683)	(497,620)	128,963,328	1,290	536,291	—	—	(39,961)	—
Proceeds from the sale of noncontrolling interest	—	—	—	—	—	2,351	—	—	3,013	5,364
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(72,856)	(72,856)
Vesting of Class C Units	—	986,855	738	—	—	—	—	—	—	738
Vesting of restricted stock unit awards	—	—	—	32,227	—	—	—	—	—	—
Tax withholding on vesting of restricted stock unit awards	—	—	—	(8,200)	—	(121)	—	—	—	(121)
Forfeiture of restricted stock awards	—	—	—	(39,537)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	17,240	—	—	—	17,240
Balance at December 31, 2024	$1,158	—	$—	142,747,818	$1,428	$754,415	$9,737	$365,796	$389,823	$1,521,199
(*) See Note 1 "Description of the Business and Basis of Presentation - Initial Public Offering and Corporate Conversion" for further discussion.

The accompanying notes are an integral part of the consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$299,708	$128,977	$265,371
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	146,288	140,842	138,173
Other non-operating gains	(4,702)	(45)	(3,354)
Other non-operating gains, related party	—	—	(157,808)
Loss on extinguishment and modification of debt	2,158	—	—
Amortization of deferred financing costs and debt discounts	5,468	4,988	5,702
Deferred income taxes	24,044	3,996	46,115
Equity-based compensation	17,978	904	611
Loss (income) from non-consolidated affiliates	5,835	(1,653)	(7,515)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	40,001	(181,099)	(17,184)
Inventories	(9,407)	1,665	4,671
Prepaid expenses and other current assets	(136,009)	(36,606)	8,348
Accounts payable and other accrued expenses and liabilities	(103,860)	136,824	14,423
Accrued salaries and benefits	27,524	22,905	(18,891)
Refundable advances of government stimulus income	—	—	(1,106)
Medicare accelerated payments	—	—	(315,915)
Net cash provided by (used in) operating activities	315,026	221,698	(38,359)
Cash flows from investing activities:
Investment in acquisitions, net of cash acquired	(35,542)	—	—
Purchases of property and equipment	(187,508)	(137,408)	(151,107)
Proceeds from divestitures	4,297	—	4,321
Proceeds from divestitures, related party	—	—	202,050
Other	(1,707)	(575)	(8,686)
Net cash (used in) provided by investing activities	(220,460)	(137,983)	46,578
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	208,656	—	—
Proceeds from revolving line of credit	—	125,000	—
Proceeds from insurance financing arrangements	10,797	24,749	4,337
Proceeds from long-term debt	3,600	6,619	878
Proceeds from deferred financing obligations, related party	—	—	204,000
Payments of principal on revolving line of credit	—	(125,000)	—
Payments of principal on insurance financing arrangements	(10,443)	(22,877)	(3,789)
Payments of principal on long-term debt	(108,371)	(13,645)	(17,287)
Payments of deferred financing obligations, related party	—	—	(202,050)
Debt issuance costs	(2,450)	—	—
Payments of initial public offering costs	(9,534)	—	(1,950)
Distributions to noncontrolling interests	(72,856)	(63,875)	(69,371)
Redemption of equity attributable to noncontrolling interests	—	(26,024)	—
Distributions to common unit holders	—	—	(174,811)
Other	5,243	(7,209)	(10,288)
Net cash provided by (used in) financing activities	24,642	(102,262)	(270,331)
Net increase (decrease) in cash and cash equivalents	119,208	(18,547)	(262,112)
Cash and cash equivalents at beginning of year	437,577	456,124	718,236
Cash and cash equivalents at end of year	$556,785	$437,577	$456,124

	Years Ended December 31,
	2024	2023	2022
Supplemental Cash Flow Information:
Interest payments, net of capitalized interest	$74,976	$81,610	$81,377
Interest payments, related party	$—	$—	$9,470
Non-cash purchases of property and equipment	$9,276	$16,392	$9,732
Offering costs not yet paid	$330	$—	$—
Income tax payments, net	$41,603	$19,433	$55,818

The accompanying notes are an integral part of these consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

1. Description of the Business and Basis of Presentation

Reporting Entity

Ardent Health Partners, Inc. was initially formed in Delaware in 2015 as Ardent Health Partners, LLC. On July 17, 2024, Ardent Health Partners, LLC converted from a Delaware limited liability company into a Delaware corporation in connection with its initial public offering and changed its name to Ardent Health Partners, Inc. Ardent Health Partners, Inc. is a holding company that has affiliates that operate acute care hospitals and other healthcare facilities and employ physicians. The terms “Ardent,” the “Company,” “we,” “our” and “us,” as used in these notes to the consolidated financial statements, refer to Ardent Health Partners, Inc. and, on or prior to July 16, 2024, Ardent Health Partners, LLC, and its affiliates, unless stated otherwise or indicated by context. The term “affiliates” includes direct and indirect subsidiaries of Ardent and partnerships and joint ventures in which such subsidiaries are equity owners. At December 31, 2024, the Company operated 30 acute care hospitals in six states, including two rehabilitation hospitals and two surgical hospitals.

Basis of Presentation

The financial statements include the consolidated balance sheets, income statements, comprehensive income statements, statements of cash flows and statements of changes in equity of the Company and its affiliates, which are controlled by the Company through the Company’s direct or indirect ownership of a majority equity interest and rights granted to the Company through certain variable interests. All intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering and Corporate Conversion

On July 19, 2024, the Company completed an initial public offering of 12,000,000 shares of its common stock at a public offering price of $16.00 per share (the "IPO") for aggregate gross proceeds of $192.0 million and net proceeds of approximately $181.4 million, after deducting underwriting discounts and commissions of approximately $10.6 million. The Company provided the underwriters with an option to purchase up to an additional 1,800,000 shares of common stock of the Company, which was fully exercised by the underwriters, and, on July 30, 2024, the Company issued 1,800,000 additional shares of common stock at $16.00 per share for additional net proceeds of approximately $27.2 million, after deducting underwriting discounts and commissions of approximately $1.6 million. The Company’s common stock is listed on the New York Stock Exchange under the symbol "ARDT".

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

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company include its corporate office costs and centralized corporate services such as human resources, information technology, and finance, which were $132.4 million, $114.6 million, and $75.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

2. Summary of Significant Accounting Policies

Adoption of Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which expands disclosures about reportable segments and provides requirements for more detailed reporting of a segment’s expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of a segment’s profit or loss. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning one year later. The Company adopted the standard on December 31, 2024, and the resulting amendments in the notes to the consolidated financial statements were applied retrospectively to all prior periods presented, as required by the standard.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires the disclosure of certain disaggregated expenses within the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Adoption of ASU 2024-03 can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this standard or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. The Company is currently evaluating the standard to determine its impact on the Company’s disclosures.

Variable Interest Entities

Accounting principles generally accepted in the United States of America ("GAAP") require variable interest entities ("VIEs") to be consolidated if an entity’s interest in the VIE is a controlling financial interest in accordance with Accounting Standards Codification ("ASC") 810, Consolidation. Under the variable interest model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses, or the right to receive benefits, from the VIE that could potentially be significant to the VIE.

The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE could cause the Company’s consolidation conclusion to change. The consolidation status of the VIEs with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively.

The Company, through its wholly-owned subsidiaries, owns majority interests in certain limited liability companies ("LLCs"), with each LLC owning and operating one or more hospitals. The noncontrolling interest is typically owned by a not-for-profit medical system, university, academic medical center or foundation or combination thereof (individually or collectively referred to as “minority member”). The employees that work for the LLC and the related hospital(s) are employees of the Company, and the Company manages the day-to-day operations of the LLC and the hospital(s) pursuant to a management services agreement ("MSA").

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

As of December 31, 2024 and 2023, nine of the Company’s hospitals were owned and operated through LLCs that have been determined to be VIEs and were consolidated by the Company. Consolidated assets at December 31, 2024 and 2023 included total assets of VIEs equal to $1.3 billion and $1.2 billion, respectively. The Company’s VIEs do not have creditors that have recourse to the Company. As the structure and nature of business are very similar for each of the LLCs, they are discussed and presented herein on a combined basis.

The total liabilities of VIEs included in the Company’s consolidated balance sheets are shown below (in thousands):

	December 31, 2024	December 31, 2023
Current liabilities
Current installments of long-term debt	$2,266	$2,386
Accounts payable	89,428	103,274
Accrued salaries and benefits	37,713	34,730
Other accrued expenses and liabilities	45,250	53,684
Total current liabilities	174,657	194,074
Long-term debt, less current installments	8,192	8,044
Long-term operating lease liability	108,897	120,056
Long-term operating lease liability, related party	9,423	9,520
Self-insured liabilities	676	651
Other long-term liabilities	4,595	5,437
Total liabilities	$306,440	$337,782

Income from operations before income taxes attributable to VIEs was $291.4 million, $257.1 million, and $218.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Deferred Offering Costs

Deferred offering costs consist primarily of legal and accounting fees, which are direct and incremental fees related to equity financings. The Company capitalizes these costs until equity financings are consummated, at which time the costs are recorded against the gross proceeds of the offering. Upon receipt of the IPO proceeds during the year ended December 31, 2024, deferred offering costs were recorded against the IPO proceeds within additional paid-in capital on the Company's consolidated balance sheet .

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, cash and cash equivalent balances may exceed federally insured limits. Management believes that the Company mitigates any risks by depositing cash, and investing in cash equivalents, with major financial institutions.

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

Contractual relationships with patients, in most cases, involve a third party payor (Medicare, Medicaid and managed care health plans), and the transaction prices for services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans) the third party payors. The payment arrangements with third party payors for the services provided to the related patients typically specify payments at amounts less than the Company’s standard charges.

The Company’s revenue is based upon the estimated amounts the Company expects to be entitled to receive from patients and third party payors. Estimates of contractual adjustments under managed care insurance plans are based upon the payment terms specified in the related contractual agreements. Revenue related to uninsured patients and copayment and deductible amounts for patients who have healthcare coverage may have discounts applied (uninsured discounts and other discounts). The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenue at the estimated amounts expected to be collected. At December 31, 2024 and 2023, estimated implicit price concessions of $668.3 million and $728.5 million, respectively, had been recorded as reductions to the Company's accounts receivable balances to enable the Company to record accounts receivable at the estimated amounts the Company expects to collect.

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

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). Settlements under reimbursement agreements with third party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare, Medicaid and other third party payor programs often occurs in subsequent years because of audits by the programs, rights of appeal, and the application of technical provisions. Settlements are considered in the recognition of net patient service revenue on an estimated basis in the period the related services are rendered, and such amounts are subsequently adjusted in future periods as adjustments become known or as years are no longer subject to such audits and reviews. Differences between original estimates and subsequent revisions, including final settlements, are included in the results of operations of the period in which the revisions are made. These adjustments resulted in an increase to net patient service revenue of $5.8 million, $6.7 million, and $15.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

At December 31, 2024 and 2023, the Company’s settlements under reimbursement agreements with third-party payors were a net receivable and a net payable of $1.9 million and $10.3 million, respectively, of which a receivable of $42.6 million and $34.4 million, respectively, was included in other current assets and a payable of $40.7 million and $44.7 million, respectively, was included in other accrued expenses and liabilities in the consolidated balance sheets.

Final determination of amounts earned under prospective payment and other reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of the Company’s management, adequate provision has been made for any adjustments that may result from such reviews.

Subsequent adjustments that are determined to be the result of an adverse change in the patient’s or the payor’s ability to pay are recognized as bad debt expense. Bad debt expense for the years ended December 31, 2024, 2023, and 2022 was not material to the Company.

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

The Company’s total revenue is presented in the following table (dollars in thousands):

	Years Ended December 31,
	2024		2023		2022
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Medicare	$2,334,071	39.2%	$2,136,695	39.5%	$2,083,931	40.6%
Medicaid	612,889	10.3	606,770	11.2	589,445	11.5
Other managed care	2,599,858	43.5	2,304,718	42.6	2,136,281	41.6
Self-pay and other	312,673	5.2	268,239	5.0	220,497	4.3
Net patient service revenue	5,859,491	98.2	5,316,422	98.3	5,030,154	98.0
Other revenue	106,581	1.8	93,061	1.7	99,533	2.0
Total revenue	$5,966,072	100.0%	$5,409,483	100.0%	$5,129,687	100.0%

The Company provides care without charge to certain patients who qualify under the local charity care policy of the hospital where the patient receives services. The Company estimates that its costs of care provided under its charity care programs approximated $43.9 million, $46.0 million, and $50.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company does not report a charity care patient’s charges in revenue as it is the Company’s policy not to pursue collection of amounts related to these patients, and therefore contracts with these patients do not exist.

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

Patient Accounts Receivable

Patient accounts receivable are recorded at net realizable value based on certain assumptions applicable to each payor. For third party payors including Medicare, Medicaid and managed care, the net realizable value is based on the estimated contractual reimbursement percentage, which is based on current contract prices or historical paid claims data by payor. For self-pay accounts receivable, which includes patients who are uninsured and the patient responsibility portion for patients with insurance, the net realizable value is determined using estimates of historical collection experience. These estimates are adjusted for estimated conversions of patient responsibility portions, expected recoveries and anticipated changes in business and economic conditions, trends in federal, state and private employer healthcare coverage and other collection indicators.

Patient accounts receivable can be impacted by the effectiveness of the Company’s collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal, state and private employer healthcare coverage could affect the net realizable value of accounts receivable. The Company also continually reviews the net realizable value of accounts receivable by monitoring historical cash collections as a percentage of trailing operating revenues and retrospective reviews of historical reserve accuracy, as well as by analyzing current period revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third party insured receivables and the impact of recent acquisitions and dispositions.

Patient accounts receivable is the Company’s primary concentration of credit risk, which consists of amounts owed by various governmental agencies, managed care payors, commercial insurance companies, employers and patients. The Company manages its patient accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these governmental agencies. Management does not believe that there are any other significant concentrations of revenues from any particular payor or geographic area that would subject the Company to any significant credit risks as the number of patients and payors limits concentration of credit risk from any one payor.

Market Risks

The Company’s revenue is subject to potential regulatory and economic changes in certain states where the Company generates significant revenue. The following is an analysis by state of revenue as a percentage of the Company’s total revenue for those states in which the Company generates significant revenue:

	Years Ended December 31,
	2024	2023	2022
Oklahoma	24.2%	24.2%	24.2%
New Mexico	16.0	15.5	16.5
Texas	36.0	36.2	35.9
New Jersey	9.8	10.4	10.2
Other	14.0	13.7	13.2
Total	100.0%	100.0%	100.0%

Supplemental Programs

Supplemental Program Updates

On April 1, 2024, a new Oklahoma directed payment program (the "OK DPP") became effective, under which hospitals receive directed payments through Oklahoma’s new Medicaid managed care delivery system. The existing upper payment limit component of Oklahoma’s Supplemental Hospital Offset Payment Program will remain in place for certain categories of Medicaid patients that will continue to be enrolled in Oklahoma’s traditional Medicaid Fee for Service program.

In March 2024, New Mexico’s Healthcare Delivery and Access Act (the "HDA Act") was signed into law and subsequently approved by CMS on November 25, 2024, with an effective date of July 1, 2024 through December 31, 2024. The HDA Act provides directed payments for hospitals that serve patients in New Mexico’s Medicaid managed care delivery system.

Under the OK DPP and the directed payment program pursuant to the HDA Act, we recognized an aggregate net benefit to pre-tax income of approximately $98.0 million during the year ended December 31, 2024.

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

Payments from the Program are received at different points of time during a funding year. Differences between original estimates and subsequent revisions to the payments, including final settlements, represent changes in the estimate and are recognized in the period in which the revisions are made. Subsequent adjustments to the payments received and the Company’s related estimates have historically been insignificant. The Company recognized revenue of $210.1 million, $208.0 million, and $172.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Additionally, the Company incurred costs related to provider assessments for the Program in the amounts of $74.6 million, $78.7 million, and $67.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, which were included in other operating expenses on the consolidated income statements.

Government Assistance

Pursuant to ASU 2021-10, Disclosures by Business Entities about Government Assistance, as an accounting policy election, the Company has utilized International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy to recognize funds received from governmental entities as revenue, given no direct authoritative guidance under GAAP is available to for-profit organizations to recognize revenue for government contributions and grants.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted by the federal government. Among other provisions, the CARES Act authorized relief funding to healthcare providers through the Public Health and Social Services Emergency Fund (“Provider Relief Fund”). The CARES Act also expanded the Medicare Accelerated and Advance Payment Program through which eligible providers could request accelerated Medicare payments to be repaid through withholdings against future Medicare fee-for-service payments. Distributions from the Provider Relief Fund were intended to reimburse healthcare providers for lost revenue and increased expenses related to the pandemic and were not subject to repayment, provided recipients attested to and complied with applicable terms and conditions set forth by legislation. Distributions provided by the Provider Relief Fund were accounted for as government grants and were recognized in the consolidated income statements once the grant was received and there was reasonable assurance that the applicable terms and conditions required to retain the distributions were met.

During the years ended December 31, 2023 and 2022, the Company received $8.5 million and $49.9 million, respectively, in cash distributions from the Provider Relief Fund and other state and local programs. During the years ended December 31, 2023 and 2022, the Company recognized $8.5 million and $16.8 million, respectively, related to distributions from the Provider Relief Fund and state and local grant programs as government stimulus income, a reduction of operating expenses, on its consolidated income statements. Government compliance audits may result in derecognition of amounts previously recognized and repayment of such amounts.

During the year ended December 31, 2022, $315.9 million of Medicare accelerated payments were recouped or repaid to CMS. Additionally, the Company deferred payment of $60.2 million of its Social Security payroll taxes incurred between March 27, 2020 and December 31, 2020 in accordance with the CARES Act, pursuant to which 50% of the deferred amount was due and paid in 2022.

Inventories

Inventories consist primarily of hospital supplies and pharmaceuticals and are stated at the lower of cost (first-in, first-out method) or market. These inventory items are primarily operating supplies used in the direct or indirect treatment of patients.

Property and Equipment

Property and equipment additions are recorded at cost. Property and equipment acquired in connection with business combinations are recorded at estimated fair value in accordance with the acquisition method of accounting as prescribed in ASC 805-10, Business

Combinations. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase values, change capacities or extend useful lives are capitalized. Depreciation is computed by applying the straight-line method over the lesser of the estimated useful lives of the assets or lease term, ranging generally from five to forty years for buildings and improvements, one to twenty years for equipment, four to seven years for software, and three to ten years for leasehold improvements.

When events, circumstances or operating results indicate the carrying values of certain long-lived assets expected to be held and used might be impaired, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Assets classified as held for sale are reflected at the lower of carrying value or fair value less cost to sale. Fair value may be estimated based upon internal evaluations that include quantitative analyses of revenues and cash flows, reviews of recent sales of similar assets and independent appraisals. No impairment was recorded during the years ended December 31, 2024, 2023, and 2022.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but are subject to annual impairment tests. The Company tests for goodwill impairment at the reporting unit level and has determined that it has one reporting unit for purposes of the assessment of goodwill impairment.

In addition to an annual impairment test, the Company evaluates goodwill and intangible assets for impairment whenever circumstances indicate a possible impairment may exist. In accordance with ASU 2017-04, Simplifying the Test for Goodwill Impairment, the Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any.

The Company completed its most recent qualitative goodwill impairment assessment as of October 1, 2024. After evaluating the results, events and circumstances of the Company, the Company concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of the reporting unit remained in excess of its carrying value. Therefore, a quantitative impairment assessment was not necessary. The Company recorded no goodwill or other intangible impairment charges in 2024, 2023, and 2022.

The Company bases its estimates of fair value of a reporting unit on various assumptions on a qualitative and, when necessary, quantitative basis that are believed to be reasonable under the circumstances. Such assumptions include estimates using the income approach, which estimates fair value based on discounted cash flows, the market approach, which estimates fair value based on comparable market prices, as well as the Company's recent stock price. Actual results may differ from the estimates used in the Company’s assumptions, which may require a future impairment charge that could have a material adverse impact on the Company’s financial position and results of operations.

The following table summarizes the changes in the carrying amount of goodwill for the following periods (in thousands):

Total
Balance at December 31, 2022	$844,704
Goodwill acquired	—
Balance at December 31, 2023	844,704
Goodwill acquired	7,380
Balance at December 31, 2024	$852,084

Other intangible assets consist of unamortized trade names, certificates of need, and Medicare and Medicaid licenses, all of which are indefinite-lived. Trade names comprise the majority of the value of the Company’s other intangible assets and were $76.1 million at December 31, 2024 and 2023. Indefinite-lived identifiable intangible assets are not amortized but are subject to annual impairment tests, and impairment reviews are performed whenever circumstances indicate possible impairment may exist.

Acquisitions

Acquisitions are accounted for using the acquisition method of accounting prescribed by ASC 805, Business Combinations, and the results of operations are included in the consolidated income statement from the respective dates of acquisition. The purchase price of these transactions is allocated to the assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition and can be subject to change up to 12 months subsequent to the acquisition date due to settling amounts related to purchased working capital and final determination of fair value estimates.

During the year ended December 31, 2024, the Company completed acquisitions of certain assets and operations for a combined purchase price of $35.5 million, $27.5 million of which represented prepayment for the acquisition of 18 urgent care clinics in New Mexico and Oklahoma with an effective date of January 1, 2025. The prepayment was recorded in other assets on the Company's consolidated balance sheet at December 31, 2024.

The Company is required to allocate the purchase price of acquired businesses to assets acquired and liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The Company records the excess of the purchase price allocation over those fair values as goodwill. The vast majority of the combined purchase price for assets and operations acquired during the year ended December 31, 2024 was recorded as goodwill with an immaterial portion allocated to assets acquired.

Risk Management and Self-Insured Liabilities

The Company maintains claims-made commercial insurance related to professional liability risks and occurrence-based commercial insurance related to workers’ compensation and general liability risks. The Company provides an accrual representing the estimated ultimate costs of all reported and unreported claims incurred and unpaid through the respective balance sheet dates, which includes the costs of litigating or settling claims. The estimated ultimate costs include estimates of direct expenses and fees of outside counsel and experts, but do not include the general overhead costs of the Company’s in-house legal and risk management departments.

Equity-Based Compensation

The Company accounts for equity-based awards under the measurement and recognition provisions of ASC 718, Compensation — Stock Compensation. The Company measures the awards based on their grant date fair value and recognizes the resulting compensation expense in the income statements on a straight-line basis over the requisite service period of the respective awards. The Company employs a Black-Scholes option pricing model ("OPM") to determine the grant date fair value of certain of its equity-based awards granted prior to the IPO. The grant date fair values of restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance-based restricted stock units ("PRSUs") are determined using the closing price of the Company's stock on the date of grant. The Company accounts for forfeitures as they occur.

Income Taxes

The Company accounts for income taxes associated with the activities of Ardent Health Partners, Inc., which is subject to federal and state income tax as a corporation. The Company calculates the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences that arise from the recognition of items in different periods for tax and accounting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a difference in estimated and actual tax rates is recognized as income in the period that includes the enactment date. The Company identifies deferred tax assets that more likely than not, based on the available evidence, will be unrealizable in future periods and records a valuation allowance accordingly. Refer to Note 8 for further discussion on income taxes.

Federal and state tax laws are complex, and the Company’s tax positions may be subject to interpretation and adjustment by federal and state taxing authorities. The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes ("ASC 740"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. The final outcome of audits by federal and state taxing authorities may have a significant effect on the financial position and results of operations of the Company.

The provisions of ASC 740 allow for the classification of interest paid on an underpayment of income tax and related penalties, if applicable, as part of income tax expense, interest expense or another appropriate expense classification based on the accounting policy election of the entity. The Company has elected to classify interest and penalties as part of income tax expense.

Derivatives and Hedging

The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The Company’s pay-fixed swap derivatives are designated as cash flow hedges of future interest payments on variable rate debt. The Company has elected hedge accounting for these instruments, thus changes in the fair value of the derivatives are recorded within accumulated other comprehensive income. As variable interest payments are made related to the debt and are recorded to interest expense, the Company releases the gain or loss in accumulated other comprehensive income and records it against interest expense to offset the earnings impact. See Note 7 for further discussion of the Company's derivative financial instruments.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company applies these provisions to the valuation and disclosure of certain financial instruments. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, which is defined as quoted prices in active markets that can be accessed at the measurement date; (ii) Level 2, which is defined as inputs other than quoted prices in active markets that are observable, either directly or indirectly; and (iii) Level 3, which is defined as unobservable inputs resulting from the existence of little or no market data, therefore potentially requiring an entity to develop its own assumptions.

Cash and cash equivalents, accounts receivable, inventories, prepaid expenses, other current assets, accounts payable, accrued salaries and benefits, accrued interest and other accrued expenses and current liabilities (other than those pertaining to lease liabilities) are reflected in the accompanying consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. Refer to Note 7 for discussion of the fair value measurement of the Company’s derivative instruments.

The fair value of the Company’s revolving credit facility approximates its carrying value as it bears interest at current market rates. The carrying amounts and fair values of the Company’s senior secured term loan facility and its 5.75% Senior Notes due 2029 (the “5.75% Senior Notes”) were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Senior secured term loan facility	$773,772	$874,262	$779,575	$876,448
5.75% Senior Notes	$299,596	$299,506	$289,110	$259,822

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

Certain redemptive features associated with the noncontrolling interests for The University of Kansas Health System – St. Francis Campus (“St. Francis”) could require the Company to deliver cash if the redemptive features are exercised. These redemptive features could be exercised upon, among other things, the Company’s exclusion or suspension from participation in any federal or state government healthcare payor program. Therefore, the noncontrolling interests balance for St. Francis is classified outside the permanent equity section of the Company’s consolidated balance sheets.

The redeemable noncontrolling interests related to St. Francis at December 31, 2024, 2023, and 2022 have not been subsequently measured at fair value since the acquisition date in 2017. The noncontrolling interests are not currently redeemable and it is not probable that the noncontrolling interests will become redeemable as the possibility of the Company being excluded or suspended from participation in any federal or state government healthcare payor program is remote.

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

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2024	2023
Land and improvements	$68,497	$68,163
Buildings and improvements, including leasehold improvements	531,686	493,997
Equipment	1,230,669	1,142,472
Construction in progress	20,504	8,993
	1,851,356	1,713,625
Less: accumulated depreciation and amortization	(989,457)	(902,536)
Property and equipment, net	$861,899	$811,089

Financing leases included in buildings and improvements were $39.9 million and $39.9 million at December 31, 2024 and 2023, respectively. Financing leases included in equipment were $39.0 million and $35.2 million at December 31, 2024 and 2023, respectively. Accumulated amortization related to building and equipment financing leases was $27.7 million and $23.1 million at December 31, 2024 and 2023, respectively. Amortization expense related to building and equipment financing leases was $6.8 million, $6.2 million, and $4.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Depreciation and amortization of property and equipment (including financing leases) was $146.3 million, $140.8 million, and $138.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

4. Related Party Transactions

Effective August 4, 2015, Ventas acquired ownership of the Company’s real estate in exchange for a $1.4 billion payment from Ventas and the Company’s agreement to lease the acquired real estate back from Ventas (the "Ventas Master Lease"). The Ventas Master Lease is a 20-year master lease agreement (with a renewal option for an additional 10 years) with certain subsidiaries of Ventas, pursuant to which the Company currently leases 10 of the Company’s hospitals. The Ventas Master Lease includes an annual rent escalator equal to the lesser of four times the Consumer Price Index or 2.5%. In accordance with ASC 842, Leases, these rent escalations are considered variable lease payments because they are based on a change in an index or a rate. Variable lease payments are excluded from the Company’s minimum rental payments used to determine the right-of-use assets and lease obligations and are recognized as expense when incurred.

The Ventas Master Lease includes a number of operating and financial restrictions on the Company, including requirements that the Company maintain a minimum portfolio coverage ratio of 2.2x and a guarantor fixed charge ratio of 1.2x and does not exceed a certain guarantor net leverage ratio of 6.75x. If the Company breaches its covenants under the terms of the Ventas Master Lease, and its related covenant agreements and amendments, the Company would be in default thereunder, and Ventas would have the right in certain circumstances to terminate the Ventas Master Lease and/or exercise a purchase option with respect to certain personal property located at the leased facilities. Management believes it was in compliance with all financial covenants as of December 31, 2024 and 2023.

For the years ended December 31, 2024, 2023, and 2022, the Company recorded rent expense of $149.2 million, $145.9 million, and $130.7 million, respectively, related to rent payments to Ventas. Additionally, during the year ended December 31, 2022, the Company recorded interest expense of $9.5 million related to the interest portion of lease payments to Ventas for a portfolio of medical office buildings sold to Ventas during the year. Refer to Note 5 for additional information on this transaction.

5. Leases

The Company leases real estate and equipment under operating and finance leases. At lease inception, if the lease meets any of the following five criteria, the Company will classify it as a finance lease: (i) the lease transfers ownership of the underlying asset to the Company by the end of the lease term, (ii) the lease grants the Company an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Otherwise, the lease will be treated as an operating lease.

If a contract modification alters an embedded lease component and the modification is not accounted for as a separate contract, the classification of the lease is reassessed.

The Company’s operating leases are comprised primarily of real estate, including hospital buildings, medical office buildings and other administrative office buildings, and certain medical and office equipment, and finance leases are comprised primarily of medical equipment. The Company assesses the terms of each lease to determine its classification as operating or financing. The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. Right-of-use assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.

As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. In calculating the incremental borrowing rate, consideration is given to the Company’s credit risk, the term of the lease, the total lease payments and adjustments for the impacts of collateral, as necessary. Many of the Company’s leases include rental escalation clauses and renewal options that are factored into the determination of lease payments, when appropriate.

Certain of the Company’s lease agreements contain options to extend or terminate the lease. The Company evaluates these options on a lease-by-lease basis, and if the Company determines it is reasonably certain to exercise an option to extend or reasonably certain not to exercise an option to terminate, the lease term includes the period covered by the option. Lease costs for the Company’s operating leases are recognized on a straight-line basis within operating expenses over the lease term. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The interest component of finance leases is included in interest expense and recognized using the effective interest method over the lease term.

The Company has elected to not separate lease and non-lease components for any leases within its existing classes of assets and, as a result, accounts for any lease and non-lease components as a single lease component. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less.

During the years ended December 31, 2024 and 2023, the Company recognized new right-of-use assets associated with operating leases of $25.1 million and $45.2 million, respectively.

The following table presents lease-related assets and liabilities (dollars in thousands):

		December 31,
	Balance Sheet Classification	2024	2023
Assets:
Operating leases	Operating lease right of use assets	$248,040	$260,003
Operating leases, related party	Operating lease right of use assets, related party	929,106	941,150
Finance leases	Property and equipment, net	51,171	51,982
Total lease assets		$1,228,317	$1,253,135
Liabilities:
Current:
Operating leases	Other accrued expenses and liabilities	$33,604	$31,332
Operating leases, related party	Other accrued expenses and liabilities	12,777	11,096
Finance leases	Current installments of long-term debt	5,653	6,236
Noncurrent:
Operating leases	Long-term operating lease liability	221,443	235,241
Operating leases, related party	Long-term operating lease liability, related party	919,313	932,090
Finance leases	Long-term debt, less current installments	15,254	15,470
Total lease liabilities		$1,208,044	$1,231,465
Operating leases:
Weighted-average remaining term		17.0 years	17.8 years
Weighted-average discount rate (a)		12.6%	12.5%

(a)    As most of the Company’s leases do not provide a readily determinable implicit interest rate, the Company uses an incremental borrowing rate commensurate with the respective terms of the leases to discount the lease payments. The Company evaluates the discount rate throughout the year to determine whether changes in facts and circumstances should result in a change to the discount rate used for leases.

The following table provides information related to expenses for operating leases (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease cost (b)	$200,104	$197,881	$185,156
Short-term lease expense (b)	24,127	21,447	20,840
Variable lease expense (b)	28,575	23,996	17,708
Total lease expense	$252,806	$243,324	$223,704

(b) These expenses are included in “Rents and leases” and “Rents and leases, related party” on the Company’s consolidated income statements.

The following table presents supplemental cash flow information (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$66,233	$66,459	$53,946
Operating cash flows for operating leases, related party	131,201	130,986	130,657
Total operating cash flows for operating leases	$197,434	$197,445	$184,603

Maturities of Lease Liabilities

Undiscounted cash flows for operating leases recorded on the consolidated balance sheet at December 31, 2024 were as follows (in thousands):

2025	$194,034
2026	188,388
2027	181,605
2028	177,739
2029	163,699
Thereafter	2,056,030
Total rental payments	2,961,495
Less: Amount of lease payments representing interest	1,774,358
Present value of future minimum lease payments	1,187,137
Less: Current portion of lease liabilities	46,381
Noncurrent lease liabilities	$1,140,756

Sale of Medical Office Buildings

On February 9, 2022, the Company completed the sale of 18 medical office buildings to Ventas, a related party, in exchange for $204.0 million. Concurrent with the sale, the Company entered into agreements to lease the real estate back from Ventas over a 12-year initial term with eight options to renew with additional five-year terms.

The initial terms of the agreements did not qualify for accounting treatment as sale-leaseback arrangements. Thus, upon completion of the transaction, the assets continued to depreciate over their respective useful lives. Additionally, the net proceeds received from the transaction of $202.1 million were accounted for as a related party deferred financing obligation. The Company used an imputed interest rate to determine the portion of lease payments to allocate between interest expense and principal repayment of the deferred financing obligation. For the year ended December 31, 2022, lease payments totaled $9.5 million, all of which was included in interest expense, related party on the Company’s consolidated income statement.

On December 28, 2022, the Company amended the terms of the original lease agreements with Ventas. The amended terms qualified for accounting treatment as sale-leaseback arrangements. Therefore, the Company removed the associated buildings, land and related improvements from fixed assets, removed the deferred financing obligation, recognized the right-of-use lease assets and associated lease liabilities, and recognized a gain of $157.8 million in other non-operating gains, related party on the Company’s consolidated income statement for the year ended December 31, 2022. Refer to Note 4 for additional information on this transaction.

6. Long-Term Debt and Financing Matters

Long-term debt consists of the following (in thousands):

	Year Ended December 31,
	2024	2023
Senior secured term loan facility	$773,772	$874,262
5.75% Senior Notes	299,596	299,506
Finance leases	20,907	21,706
Other debt	15,672	12,322
Deferred financing costs	(14,895)	(20,938)
Total debt	1,095,052	1,186,858
Less current maturities	(9,234)	(18,605)
Long-term debt, less current maturities	$1,085,818	$1,168,253

As of December 31, 2024 and 2023, the senior secured term loan facility reflected an original issue discount (“OID”) of $3.7 million and $5.5 million, respectively. As of December 31, 2024 and 2023, the 5.75% Senior Notes balance reflected an OID of $0.4 million and $0.5 million, respectively.

Senior Secured Credit Facilities

On August 24, 2021, the Company entered into a credit agreement (the "Term Loan B Credit Agreement") for its senior secured term loan facility (the "Term Loan B Facility"), which provided funding up to a principal amount of $900.0 million with a seven year maturity. Principal under the Term Loan B Facility was due in consecutive equal quarterly installments of 0.25% of the initial $900.0 million principal amount as of the execution of the credit agreement (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon maturity of the Term Loan B Facility. The proceeds from the Term Loan B Facility were used to prepay in full the Company's then-outstanding $825.0 million senior secured term loan facility, including any accrued and unpaid interest, fees and other expenses related to the transaction. On June 8, 2023, the Company further amended the Term Loan B Facility Credit Agreement to replace LIBOR with the Term Secured Overnight Financing Rate ("SOFR") and Daily Simple SOFR (each as defined in the amended Term Loan B Credit Agreement) as the reference interest rate. On June 26, 2024, the Company used cash on hand to prepay $100.0 million of the $877.5 million outstanding principal on the Term Loan B Facility, which prepaid all remaining required quarterly principal payments; no modification was made to the Term Loan B Credit Agreement as a result of this prepayment. Effective July 19, 2024, pursuant to the terms of the Term Loan B Credit Agreement and as a result of the IPO, the applicable margin was automatically reduced by 25 basis points to 3.25% over Term SOFR and 2.25% over base rate. On September 18, 2024, the Company executed an amendment to reprice its Term Loan B Credit Agreement. The repricing reduced the applicable interest rate by 50 basis points from Term SOFR plus 3.25% to Term SOFR plus 2.75% and from base rate plus 2.25% to base rate plus 1.75%, and it eliminated the credit spread adjustment. No modifications were made to the maturity of the loans as a result of the repricing and all other terms were substantially unchanged.

Effective July 8, 2021, the Company entered into an amended and restated senior credit agreement for its $225.0 million senior secured asset based revolving credit facility (the “ABL Credit Agreement”). The ABL Credit Agreement consisted of a $225.0 million senior secured asset-based revolving credit facility with a five-year maturity. On April 21, 2023, the Company further amended and restated the ABL Credit Agreement to replace LIBOR with the Term SOFR and Daily Simple SOFR (each as defined in the amended ABL Credit Agreement) as the reference interest rate. On June 26, 2024, the Company further amended the ABL Credit Agreement to increase the revolving commitment to $325.0 million and extend its maturity date to June 26, 2029.

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

In addition, the ABL Credit Agreement contains a springing financial covenant that requires the maintenance, after failure to maintain a specified minimum amount of availability to borrow under the senior secured asset-based revolving credit facility, of a minimum fixed charge coverage ratio of 1.00 to 1.00, as determined at the end of each fiscal quarter. Management believes that, as of December 31, 2024 and 2023, the Company maintained more than the minimum amount of availability under the senior secured asset-based revolving credit facility and, therefore, the minimum fixed charge ratio described herein was not applicable.

Borrowings under the Term Loan B Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) a base rate (the “base rate”) determined by reference to the highest of (a) the federal funds effective rate plus 0.50%, (b) the rate last quoted by Bank of America as the “Prime Rate” in the United States for U.S. dollar loans, and (c) Term SOFR applicable for an interest period of one month (not to be less than 0.50% per annum), plus 1.00% per annum, in each case, plus an applicable margin, or (ii) Term SOFR (not to be less than 0.50% per annum) for the interest period selected, in each case, plus an applicable margin. The applicable margins are as follows:

•under the Term Loan B Credit Agreement, the applicable margin was equal to 2.50% for base rate borrowings and 3.50% for Term SOFR borrowings;
•effective July 19, 2024, pursuant to the terms of the Term Loan B Credit Agreement and as a result of the IPO, the applicable margin was automatically reduced to 2.25% for base rate borrowings and 3.25% for Term SOFR borrowings; and
•effective September 18, 2024, the Company completed a repricing of its Term Loan B Credit Agreement, upon which the applicable margin was reduced to 1.75% for base rate borrowings and 2.75% for Term SOFR borrowings.

The $325.0 million senior secured asset based revolving credit facility is comprised of two tranches: (1) a $275.0 million non-UT Health East Texas borrowers’ tranche and (2) a $50.0 million UT Health East Texas borrowers’ tranche available to the Company’s East Texas Health System, LLC subsidiary (collectively referred to as the “ABL Facilities”). At the election of the borrowers under the applicable ABL Facility loan, the interest rate per annum applicable to loans under the ABL Facilities is based on a fluctuating rate of interest determined by reference to either (i) the base rate determined by reference to the highest of (A) the federal funds effective rate plus 0.50%, (B) the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States for U.S. dollar loans from time to time, and (C) Term SOFR (as adjusted for any applicable statutory reserve rate) applicable for an interest period of one month, plus 1.00% per annum, in each case, plus an applicable margin, or (ii) the higher of Term SOFR or 0.00% per annum for the interest period selected, in each case, plus an applicable margin. The applicable margin is determined based on the percentage of the average daily availability of the applicable ABL Facility. The applicable margin for the non-UT Health East Texas ABL Facility loan ranges from 0.5% to 1.0% for base rate borrowings and 1.5% to 2.0% for Term SOFR borrowings. The applicable margin for the UT Health East Texas ABL Facility loan ranges from 1.5% to 2.0% for base rate borrowings and 2.5% to 3.0% for Term SOFR borrowings.

The Term Loan B Facility and ABL Facilities are collectively referred to herein as the “Senior Secured Credit Facilities.”

The Senior Secured Credit Facilities are guaranteed by the Company and certain of the Company’s subsidiaries. Guarantees of the Company’s subsidiaries that are tenants under the Ventas Master Lease (“Tenants”) are limited to (i) the Term Loan B Facility and (ii) the obligations of the loan parties under the ABL Facilities (excluding any obligations of the entities that constitute the UT Health East Texas system). In addition, the guarantees of the Tenants with respect to the indebtedness incurred under both the Term Loan B Facility and ABL Facilities are subject to an aggregate dollar cap amount.

The non-UT Health East Texas ABL Facility is secured by first priority liens over substantially all of the Company’s and each guarantor’s accounts and other receivables, chattel paper, deposit accounts and securities accounts, general intangibles, instruments, investment property, commercial tort claims and letters of credit relating to the foregoing, along with books, records and documents, and proceeds thereof, subject to certain exceptions (the “ABL Priority Collateral”), and a second priority lien over substantially all of the Company’s and each guarantor’s other assets (including all of the capital stock of the domestic guarantors), subject to certain exceptions (the “Term Priority Collateral”). The obligations of the UT Health East Texas ABL Facility and obligations in excess of the maximum aggregate dollar cap amount permitted to be guaranteed by the Tenants under the Term Loan B Facility and ABL Facilities, in each case, are not secured by the assets of the subsidiaries that are also Tenants.

The Term Loan B Facility is secured by a first priority lien on the Term Priority Collateral and a second priority lien on the ABL Priority Collateral. Certain excluded assets are not included in the Term Priority Collateral or the ABL Priority Collateral. The obligations in excess of the maximum aggregate dollar cap amount permitted to be guaranteed by the Tenants under the Term Loan B Facility and ABL Facilities, in each case, are not secured by the assets of the subsidiaries that are also Tenants.

Subject to certain exceptions (including with regard to the ABL Priority Collateral), thresholds and reinvestment rights, the Term Loan B Facility is subject to mandatory prepayments with respect to:

•net cash proceeds of issuances of debt by AHP Health Partners or any of its restricted subsidiaries that are not permitted by the Term Loan B Facility;
•subject to certain thresholds, reinvestment permissions and carve-outs, 100% (with step-downs to 50% and 0%, based upon achievement of specified senior secured net leverage ratio levels) of net cash proceeds of certain asset sales;
•subject to certain thresholds, reinvestment permissions and carve-outs, 100% (with step-downs to 50% and 0%, based upon achievement of specified senior secured net leverage ratio levels) of net cash proceeds of certain insurance and condemnation events;
•50% (with step-downs to 25% and 0%, based upon achievement of specified senior secured net leverage ratio levels) of annual excess cash flow, net of certain voluntary prepayments of secured indebtedness, of AHP Health Partners and its subsidiaries commencing with the fiscal year ending December 31, 2022; and
•net cash proceeds received in connection with any exercise of the purchase option of the loans by Ventas under the Relative Rights Agreement.

5.75% Senior Notes due 2029

On July 8, 2021, AHP Health Partners (the “Issuer”) issued the 5.75% Senior Notes, which mature on July 15, 2029, pursuant to an indenture (the “2029 Notes Indenture”). The 2029 Notes Indenture provides that the 5.75% Senior Notes are general unsecured, senior obligations of the Issuer and are unconditionally guaranteed on a senior unsecured basis by the Company and certain subsidiaries of the Issuer. In addition, the guarantees of the Tenants are subject to an aggregated dollar cap amount. The 5.75% Senior Notes are subordinate to the Senior Secured Credit Facilities.

The 5.75% Senior Notes bear interest at a rate of 5.75% per annum and accrue from July 8, 2021. Interest is payable semi-annually, in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2022. The Issuer had the right to redeem the 5.75% Senior Notes prior to July 15, 2024, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 5.75% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium as set forth in the 2029 Notes Indenture and the 5.75% Senior Notes. The Issuer may still redeem the 5.75% Senior Notes on and after July 15, 2024, in whole or in part, at any time and from time to time, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions:

Date (if redeemed during the 12 month period beginning on July 15 of the years indicated below)	Percentage
2024	102.875%
2025	101.438%
2026 and thereafter	100.000%

At any time prior to July 15, 2024, the Issuer had the right to redeem on one or more occasions up to 40% of the original aggregate principal amount of the 5.75% Senior Notes with the net proceeds of one or more equity offerings, as described in the 2029 Notes Indenture, at a redemption price equal to 105.750% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 50% of the aggregate original principal amount of the 5.75% Senior Notes issued under the 2029 Notes Indenture remained outstanding after each such redemption and the redemption occurred within 180 days after the closing of such equity offering. If the Issuer experiences certain change of control events, the Issuer must offer to repurchase all of the 5.75% Senior Notes (unless otherwise redeemed) at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date. If the Issuer sells certain assets and does not reinvest the net proceeds or repay senior debt in compliance with the 2029 Notes Indenture, it must offer to repurchase the 5.75% Senior Notes at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Future Installments

Future installments of long-term debt at December 31, 2024, excluding unamortized discounts and unamortized deferred financing costs, are as follows (in thousands):

Long-Term Debt
2025	$9,234
2026	6,437
2027	6,498
2028	780,907
2029	302,042
Thereafter	8,961
Total	$1,114,079

7. Interest Rate Swap Agreements

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company’s exposure to interest rate risk results from the entry into financial debt instruments that arose from transactions entered into during the normal course of business. As part of an overall risk management program, the Company evaluates and manages exposure to changes in interest rates on an ongoing basis. The Company has no intention of entering into financial derivative contracts, other than to hedge a specific financial risk. To mitigate the Company’s exposure to fluctuations in interest rates, the Company uses pay-fixed interest rate swaps, generally designated as cash flow hedges of interest payments on floating rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. Unrealized gains or losses from the designated cash flow hedges are deferred in accumulated other comprehensive income (“AOCI”) and recognized as interest expense as the interest payments occur. Hedges and derivative financial instruments may continue to be used in the future in order to manage interest rate exposure. See Note 2 for the Company’s derivatives and hedging accounting policy.

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

The Company accounts for its interest rate swap agreements in accordance with ASC 815, Derivatives and Hedging. Because the interest rate swap agreements amended on August 26, 2021 did not meet the definition of derivatives in their entirety due to the financing element of the agreements, the Company accounted for these as hybrid instruments that consisted of a debt instrument (debt host) and an embedded at-market derivative. At August 26, 2021, the debt portion of the hybrid instruments was equal to the fair value of the existing interest rate swap agreements, and the balance within AOCI associated with the debt portion was amortized on a straight-line basis to interest expense over the remaining effective period of the amended agreements, which expired August 31, 2023. The at-market derivative portion of each hybrid instrument was designated as a cash flow hedge with changes in fair value included in AOCI as a component of equity. Amounts were subsequently reclassified from AOCI into interest expense in the same periods during which the hedged transactions affected earnings. Cash interest payments associated with the at-market derivative portion of the hybrid instruments were classified as operating activities in the Company’s consolidated statements of cash flows; whereas cash interest payments for the debt portion of the hybrid instruments were classified as financing activities. The October 2021 Agreements are designated as cash flow hedges and recorded at fair value on the Company’s consolidated balance sheet with changes in fair value included in AOCI as a component of equity and reclassified into interest expense in the same periods during which the hedge transactions affect earnings.

The Company performs assessments of effectiveness for its cash flow hedges on a quarterly basis to confirm that the hedges continue to meet the highly effective criteria required to continue applying cash flow hedge accounting. During the years ended December 31, 2024, 2023 and 2022, these hedges were highly effective. Accordingly, no unrealized gain or loss related to these hedges was reflected in the accompanying consolidated income statements, and the change in fair value was included in AOCI as a component of equity. Realized gains and losses during the period have been reclassified from AOCI to interest expense.

The following table presents the effects of derivatives in cash flow hedging relationships on the Company’s AOCI and earnings (in thousands):

		Years Ended December 31,
	Classification	2024	2023	2022
Unrealized income recognized	AOCI	$7,070	$5,416	$45,799
(Loss) income reclassified from AOCI into earnings	Interest expense, net	(19,010)	(16,203)	3,593
Net change in AOCI		$(11,940)	$(10,787)	$49,392

The Company estimates an additional $9.9 million will be reclassified as a reduction to interest expense during the year ended December 31, 2025.

As of December 31, 2024 and 2023, the fair value of the Company’s interest rate swap agreements reflected an asset balance of $13.2 million and $25.1 million, respectively. The following table presents the fair value of the Company’s interest rate swap agreements as recorded in the consolidated balance sheets (in thousands):

Classification	December 31, 2024	December 31, 2023
Other current assets	$9,914	$15,966
Other assets	3,264	9,100
	$13,178	$25,066

8. Income Taxes

Significant components of the Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Deferred tax assets:
Patient accounts receivable, net	$19,430	$20,404
Accrued liabilities	5,253	5,880
Deferred compensation	17,751	17,976
Self-insurance reserves	31,252	32,791
Financing costs	16,082	19,345
Lease liability	278,369	284,826
Other	4,697	6,177
Federal tax credits	89	113
Federal net operating loss carryforward	2,369	7,500
State net operating loss carryforward	8,560	8,688
Total deferred tax assets	383,852	403,700
Deferred tax liabilities:
Prepaid expenses	(7,971)	(5,300)
Right of use assets	(278,369)	(284,826)
Depreciation and amortization	(61,423)	(64,696)
Partnership basis differences	(13,897)	(3,461)
Change in value of derivatives	(3,440)	(6,558)
Total deferred tax liabilities	(365,100)	(364,841)
Valuation allowance for deferred tax assets	(6,431)	(6,368)
Net deferred tax assets	$12,321	$32,491

At December 31, 2024 and 2023, the Company had federal net operating loss carryforwards for income tax purposes totaling $11.3 million and $14.8 million, respectively. Federal net operating losses totaling $7.1 million expire between 2034 and 2037. Federal net operating losses totaling $4.2 million generated in years beginning after December 31, 2017 may be carried forward indefinitely. Certain amounts of the federal net operating losses are subject to limitations on use. The Company expects $4.9 million of the carryforwards to expire unused and has recorded a valuation allowance for those amounts. At December 31, 2024 and 2023, the Company had no capital loss carryforwards. At December 31, 2024 and 2023, the Company had state net operating loss carryforwards of $210.1 million and $212.7 million, respectively. State net operating losses of $110.7 million expire between 2037 and 2043, and state net operating losses of $99.4 million may be carried forward indefinitely.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the positive and negative evidence from all sources including net operating loss carryback opportunities, historical operating results, prudent and feasible tax planning strategies and projections of future taxable income. Based on the analysis of positive and negative evidence, the Company recorded a valuation allowance of $6.4 million and $6.4 million at December 31, 2024 and 2023, respectively, for the uncertainty regarding the ability to utilize certain deferred tax assets.

The Company recognized no federal tax benefits for the years ended December 31, 2024 and 2023, respectively, and state tax expense of $0.1 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, associated with the change in valuation allowances.

Significant components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$30,560	$11,190	$(3,209)
State	9,511	6,693	3,201
Total current	40,071	17,883	(8)
Deferred:
Federal	21,965	5,814	43,394
State	1,316	(1,060)	2,721
Total deferred	23,281	4,754	46,115
Total provision	$63,352	$22,637	$46,107

The Company’s consolidated effective tax rate from continuing operations differed from the amounts computed using the federal statutory rate as set forth below (amounts in thousands):

	Years Ended December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at federal statutory rate	$76,243	21.0%	$31,839	21.0%	$65,410	21.0%
State taxes, net of federal benefits	9,671	2.7	3,832	2.5	5,806	1.9
Permanent differences	1,534	0.4	2,116	1.4	2,127	0.7
Equity-based and employee compensation limitations	3,545	1.0	—	—	—	—
Noncontrolling Interests	(18,120)	(5.0)	(15,253)	(10.1)	(13,913)	(4.5)
Change in valuation allowance	62	—	386	0.3	(13,197)	(4.2)
Change in unrecognized tax benefit	(9,210)	(2.5)	—	—	—	—
Other, net	(373)	(0.1)	(283)	(0.2)	(126)	(0.1)
	$63,352	17.5%	$22,637	14.9%	$46,107	14.8%

The Company follows the provisions of ASC 740, Income Taxes, regarding unrecognized tax benefits. At December 31, 2023, the Company had a liability for unrecognized tax benefits of $12.1 million and accrued interest expense of $1.5 million. During the year ended December 31, 2024, the Company released its liability for unrecognized tax benefits, as well as the accrued interest expense related to the unrecognized tax benefits, due to the expiration of its statute of limitations. At December 31, 2024, the Company had no accrual for unrecognized tax benefits.

As of December 31, 2024, the Company has no ongoing or pending federal examinations for prior years. The Company has outstanding federal income tax refund claims for the 2016 and 2018 tax years. Since the total amount of the refund claims is equal to $10.0 million, which was classified within other current assets on the Company's consolidated balance sheet at December 31, 2024, the refund claims are subject to ongoing Joint Committee on Taxation reviews. As of December 31, 2024, the Company has accrued $0.8 million of interest income related to the refund claim, which has been included as part of the Company's income tax expense. The Company's tax years from 2021 through 2023 remain open to examination by federal and state taxing authorities.

9. Equity

Prior to the Corporate Conversion, the Company issued membership units that represented limited liability company interest in the entity and granted unit-based equity incentive awards to members of management as incentive compensation. As discussed in Note 1, as a result of the Corporate Conversion, the outstanding limited liability company membership units and vested incentive awards were converted into shares of common stock while the unvested incentive awards were converted into shares of unvested restricted common stock in the form of RSAs. The Company now issues shares of common stock under its certificate of incorporation and grants share-based equity awards under its 2024 Omnibus Incentive Award Plan (the "Equity Plan"), which provides for the issuance of up to

15,750,000 shares of common stock. At December 31, 2024, there were 10,435,186 shares of common stock available for future grants under the Equity Plan.

Modification of Awards

Although the Company modified the legal form of all of its incentive awards in the Corporate Conversion, not all of the modifications to awards were considered a modification for accounting purposes. Modification accounting is required only if (1) the fair value, (2) the vesting conditions, or (3) the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. All holders of Class C units were impacted by the Corporate Conversion. A summary of the accounting modifications (or lack thereof) as a result of the Corporate Conversion is as follows:

•The unvested Class C-1 units that converted into unvested RSAs were not considered modifications for accounting purposes. There was no incremental fair value, and the Company is continuing to recognize the original grant-date fair value over the remaining requisite service period associated with the original award.

•The unvested Class C-1 units that did not convert into any common shares or unvested RSAs, which were subsequently cancelled and replaced with new awards, were considered modifications for accounting purposes since the Company issued a concurrent grant of RSUs upon cancellation. In addition to the original grant-date fair value, the Company is recognizing incremental fair value, from the cancellation date through the end of the requisite service period.

•The unvested Class C-2 units that converted into unvested RSAs were considered modifications for accounting purposes because the performance-related vesting conditions were removed. The Company is recognizing the fair value of the modified award as of the modification date prospectively through the end of the requisite service period.

Capital Stock and Equity-Based Compensation

As described in Note 1 "Description of the Business and Basis of Presentation—Initial Public Offering and Corporate Conversion", the Company completed the Corporate Conversion, whereby all outstanding limited liability company membership units were converted into shares of common stock. The Company's certificate of incorporation authorizes the Company to issue 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a $0.01 par value per share. Shares of preferred stock, none of which were outstanding as of December 31, 2024, may be issued in one or more class or series having such rights, voting powers, preferences and other provisions as determined by the Company's Board of Directors without approval by the holders of common stock.

In conjunction with the IPO, the Company’s Equity Plan became effective. The Equity Plan authorizes the issuance of up to 15,750,000 shares of common stock associated with its awards. Eligible award recipients under the Equity Plan include the Company's directors, employees and consultants. The Equity Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code ("incentive stock options") and stock options which do not so qualify ("non-qualified stock options"), stock appreciation rights, RSAs, RSUs, PRSUs and other share awards. As of December 31, 2024, the Company had only RSAs, RSUs and PRSUs outstanding under the Equity Plan. Generally, service-based awards vest in three substantially equal one-third increments on each of the first three anniversaries of the grant date, predicated on the holder's continued employment or service. Performance-based awards vest according to the achievement of certain Company-wide profitability metrics in addition to a service-based vesting component, which is generally three years of continued employment.

For performance-based awards, a target number of awards are granted representing the Company's target level of performance. The number of shares earned may be higher or lower than the shares granted depending on the Company's level of achievement, which can range from 0% to 200% of target. Performance goals are measured cumulatively over a two-year performance period. If the applicable target performance goal is met at the end of the two-year performance period, then the award subject to such performance goal will vest in full at the applicable percentage specified in the award agreement once the holder provides one additional year of service. Awards issued to Company directors contain only service-based vesting requirements and vest in full on the first anniversary of the grant date, predicated on their continued service as a board member.

A summary of all RSU and PRSU activity for the period July 17, 2024 to December 31, 2024 is as follows:

	RSUs	PRSUs	Total RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding, July 17, 2024	—	—	—	$—
Granted	1,425,541	1,105,632	2,531,173	$16.56
Vested	(32,227)	—	(32,227)	$17.02
Forfeited	(16,800)	(41,870)	(58,670)	$16.00
Outstanding, December 31, 2024	1,376,514	1,063,762	2,440,276	$16.56

A summary of all RSA activity for the period July 17, 2024 to December 31, 2024 is as follows:

	RSAs	Weighted Average Grant Date Fair Value
Outstanding, July 17, 2024	2,848,027	$15.78
Granted	—	$—
Vested	(14,464)	$5.41
Forfeited	(39,537)	$15.43
Outstanding, December 31, 2024	2,794,026	$15.84

The Company recognized equity-based compensation expense of $17.3 million during the period from July 17, 2024 to December 31, 2024 related to these awards, which is included in salaries and benefits within the income statement. The compensation expense recorded represents the estimated grant date fair value of the portion of RSUs, PRSUs and RSAs that vested during the period. The fair value of RSUs that vested during the period from July 17, 2024 to December 31, 2024 was $0.6 million.

Unrecognized equity-based compensation expense associated with service-based awards, which consisted of unvested RSAs and RSUs, as of December 31, 2024 was $54.3 million. Unrecognized equity-based compensation expense associated with performance-based awards, which consisted of unvested PRSUs, as of December 31, 2024 was $13.9 million. The weighted-average remaining recognition period for service-based awards and performance-based awards, respectively, was approximately 2.5 and 2 years as of December 31, 2024.

Member Units and Equity-Based Compensation

The Company’s original operating agreement dated July 3, 2015, (the "Original Operating Agreement"), and the Company’s amended operating agreement dated June 21, 2017, (the "Amended Operating Agreement"), provided for various levels of membership. Pursuant to both the Original Operating Agreement and Amended Operating Agreement, the capital interests were transferable; however, transfers were subject to obtaining the prior written consent of the Company, with certain exceptions for transfers to affiliated parties. An investor's capital interest was comprised of Class A and B units. The Class A units entitled the holder to receive an amount up to their investment amount in the event of a distribution, and the Class B units entitled the holder to the amount of appreciation in Ardent Health Partners, LLC. Members’ liability was limited to the capital account balance. The members’ units did not entitle their holders to any conversion rights or redemption rights. Distributions are reflected in the consolidated statements of changes in equity when declared by the board of managers.

The Company issued units of membership interest in the Company to members of management as incentive compensation. These units, once vested, represented the right to receive a fractional part of the profits, losses and distributions of the Company. These membership units were issued in the form of Class C units. Class C units were issued in the form of Class C-1 units and Class C-2 units. Class C-1 units were subject to quarterly vesting over a five-year time horizon (“Time Vesting Incentive Units”). The unvested Time Vesting Incentive Units were subject to forfeiture under certain limited circumstances and unvested units were also able to receive accelerated vesting under certain circumstances. Once the Class C-1 units vested, they were considered equity interests in the Company. Class C-2 units were subject to performance-based measures and could vest upon certain events such as a qualifying liquidation event. No expense was recognized for these Class C-2 units since there was not a qualifying liquidation event prior to their conversion into RSAs.

The Company employed an OPM that included highly subjective, complex assumptions to determine the grant date fair value of its Class C units. The OPM was used to allocate the estimated equity value of the Company to the various unit classes. The equity value of the Company was estimated using income and market valuation approaches, including recent sales of the Company’s common units. The fair value of Class C units granted in 2023 and 2024 did not materially change from the fair value of Class C units granted in 2022, and the impact of a change on the Company’s financial statements was not material given the number of Class C units granted during 2023 and 2024. The assumptions used by the Company within the OPM to estimate the grant date fair value of Class C units were as follows:

Period from January 1, 2024 to July 16, 2024 and Years ended December 31, 2023 and 2022
Expected volatility (1)	60.0%
Risk-free interest rate (2)	2.3%
Dividend yield	—%
Average expected term (years) (3)	2.5
(1)    Expected volatility is based on a group of industry peers with sufficient history.
(2)    The risk-free interest rate is the approximate yield on United States Treasury Strips having a life equal to the average expected term.
(3)    The average expected term is an estimate of the number of years until a liquidity event.

A summary of all class C unit activity for the period from January 1, 2024 to July 16, 2024 and the years ended December 31, 2023 and 2022 is as follows:

	Unvested Time-Based C Units	Unvested Performance-Based C Units	Total Unvested C Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	3,901,869	20,670,528	24,572,397	$0.34
Granted	1,543,093	178,907	1,722,000	$0.72
Vested	(1,394,682)	—	(1,394,682)	$0.44
Forfeited	(183,198)	(5,421,212)	(5,604,410)	$0.19
Outstanding, December 31, 2022	3,867,082	15,428,223	19,295,305	$0.33
Granted	4,069,646	—	4,069,646	$0.82
Vested	(2,196,284)	—	(2,196,284)	$0.41
Forfeited	(624,266)	(2,292,063)	(2,916,329)	$0.38
Outstanding, December 31, 2023	5,116,178	13,136,160	18,252,338	$0.41
Granted	95,247	53,300	148,547	$0.82
Vested	(1,759,698)	—	(1,759,698)	$0.51
Forfeited	(425,066)	(504,455)	(929,521)	$0.52
Outstanding, July 16, 2024	3,026,661	12,685,005	15,711,666	$0.40

The Company recognized equity-based compensation expense of $0.7 million, $0.9 million, and $0.6 million during the period from January 1, 2024 to July 16, 2024 and the years ended December 31, 2023 and 2022, respectively, related to these units, which is included in salaries and benefits within the income statements. The compensation expense recorded represents the estimated grant date fair value of the portion of Time Vesting Incentive Units that vested during the respective period.

10. Other Accrued Expenses and Liabilities

A summary of other accrued expenses and liabilities is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Self-insured liabilities - current portion	$44,655	$66,370
Third-party settlements payable	40,651	44,662
Current operating lease liabilities	46,381	42,428
Accrued interest	8,882	9,300
Accrued property taxes	15,198	18,018
Other	84,057	52,493
	$239,824	$233,271

11. Self-Insured Liabilities

The liabilities for professional, general, workers’ compensation and occupational injury liability risks are based on actuarially determined estimates. Liabilities for professional, general, workers’ compensation and occupational injury liability risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective balance sheet dates. The Company provides an accrual for actuarially determined claims reported but not paid and estimates of claims incurred but not reported.

Professional and General Liability

The Company maintains claims-made professional liability insurance coverage and occurrence-based general liability insurance coverage with independent third party carriers. These third party policies cover claims totaling up to $100.0 million, per occurrence and in the aggregate, subject, in most cases, to a $7.5 million self-insured retention per occurrence during the years ended December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, the Company’s professional and general liability accrual for asserted and unasserted claims was $240.0 million and $275.0 million, respectively, of which $206.0 million and $219.9 million, respectively, were included in self-insured liabilities and $34.0 million and $55.1 million, respectively, were included in other accrued expenses and liabilities on the consolidated balance sheets. The Company estimates receivables for the portion of professional and general liability accrual that is recoverable under the Company’s insurance policies. Such receivables were $72.8 million and $99.8 million at December 31, 2024 and 2023, respectively, of which $62.5 million and $79.7 million, respectively, was included in other assets and $10.3 million and $20.1 million, respectively, was included in other current assets. The total costs for professional and general liability losses are based on the Company’s premiums and retention costs, and were $63.0 million, $55.5 million, and $100.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. The costs for professional and general liability losses for the year ended December 31, 2022 included an unfavorable adjustment to the estimated losses associated with prior years’ claims of $40.1 million.

The Company’s estimated liability for asserted and unasserted claims is based on a number of factors including, but not limited to, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlements and industry trends, estimates of amounts recoverable under the Company’s insurance policies, and other actuarial assumptions. The Company’s ultimate liability for professional and general liability claims could materially differ from current estimates due to inherent uncertainties surrounding the determination of the estimated liability. Given the Company’s significant self-insured exposure for professional and general liability claims, there can be no assurance that a significant increase in the number or severity of asserted claims would not have a material adverse effect on future results of operations.

Workers' Compensation and Occupational Injury Liability

The Company maintains workers’ compensation liability insurance with statutory limits and employer liability policy limits of $1.0 million for each occurrence from an unrelated commercial insurance carrier subject, in most cases, to a $500,000 deductible per occurrence.

The Company is a “non-subscriber” to workers’ compensation insurance in the State of Texas, which offers an occupational injury benefit program for work-related illnesses and injuries. The Company purchases excess coverage for the occupational injury benefit program from an independent third party carrier for claims up to $25.0 million per occurrence or $5.0 million per person, subject to a $250,000 deductible per occurrence.

At December 31, 2024 and 2023, the Company’s workers’ compensation liability accrual for asserted and unasserted claims was $31.8 million and $32.6 million, respectively, of which $21.1 million and $21.3 million, respectively, was included in self-insured liabilities and $10.7 and $11.3, respectively, was included in other accrued expenses and liabilities on the consolidated balance sheets. The Company estimates receivables for the portion of workers’ compensation liability accrual that is recoverable under the Company’s insurance policies. Such receivables were $12.3 million and $13.3 million at December 31, 2024 and 2023, respectively, of which $8.2 million and $8.7 million, respectively, was included in other assets and $4.1 million and $4.6 million, respectively, was included in other current assets. The total costs for workers’ compensation liability insurance are based on the Company’s premiums and retention costs, and were $8.0 million, $6.6 million, and $7.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

12. Employee Benefit Plans

Defined Contribution Plan

The Company maintains defined contribution retirement plans that cover its eligible employees. The Company incurred total costs related to the retirement plans of $50.5 million, $43.8 million, and $43.7 million during the years ended December 31, 2024, 2023, and 2022, respectively.

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

The total costs of employee health coverage were $183.8 million, $162.9 million, and $174.8 million during the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024 and 2023, the Company had a liability of $27.7 million and $27.0 million, respectively, for its medical and dental plans included in accrued salaries and benefits on the accompanying consolidated balance sheets.

13. Commitments and Contingencies

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

The Company records accruals for such contingencies to the extent that the Company concludes it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management of the Company does not believe that the Company is party to any proceeding that, either individually or in the aggregate could have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company.

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

As a result of the Cybersecurity Incident, three putative class actions were filed against the Company in the U.S. District Court for the Middle District of Tennessee: Burke v. AHS Medical Holdings LLC, No. 3:23-cv-01308; Redd v. AHS Medical Holdings, LLC, No. 3:23-cv-01342; and Epperson v. AHS Management Company, Inc., No. 3:24-cv-00396. These cases were consolidated by the District Court on April 24, 2024, under the caption Hodge v. AHS Management Company, Inc., No. 3:23-cv-01308 (M.D. Tenn.). The complaint for the consolidated class action, filed on behalf of approximately 38,000 individuals who allege their personal information and protected health information were affected by the Cybersecurity Incident, generally asserts state common law claims of negligence, breach of implied contract, unjust enrichment, breach of fiduciary duty, and invasion of privacy with respect to how the Company managed sensitive data. On October 4, 2024, the Company executed a settlement agreement to resolve the consolidated class action litigation. On October 9, 2024, the District Court preliminarily approved the settlement and set the hearing for the District Court’s final approval of the settlement for August 1, 2025. Settlement of the consolidated case on the agreed terms will require the Company to make cash settlement payments that will not have a material impact on the Company’s results of operations, financial position or liquidity.

The Company received $21.4 million of business insurance recovery proceeds related to the Cybersecurity Incident during the year ended December 31, 2024, all of which was included in other non-operating gains on the Company's consolidated income statement.

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

Employment Agreements

Certain members of the Company's management have entered into employment agreements with the Company. The agreements provide for minimum salary levels, participation in bonus plans and amounts payable in connection with severance of employment from the Company.

Letters of Credit

Outstanding letters of credit are required principally by certain insurers and states to collateralize the Company’s workers’ compensation programs and self-insured retentions associated with its professional and general liability insurance programs. As of December 31, 2024 and 2023, the Company maintained outstanding letters of credit of approximately $37.0 million and $30.3 million, respectively.

14. Segments

The Company has one reportable segment: healthcare services. The healthcare services segment generates revenues by delivering care to its customers, or patients, through its integrated network of hospitals, ambulatory facilities, and physician practices. The Company's CODM is its President and Chief Executive Officer, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall company resource allocation and to assess overall company performance.

The CODM’s assessment of segment performance and allocation of segment resources is based on consolidated net income attributable to Ardent Health Partners, Inc. The CODM uses this consolidated profitability measure to monitor budget versus actual results, compare Company profitability period-over-period and make capital investment decisions.

The following table presents the composition of consolidated net income attributable to Ardent Health Partners, Inc. for the healthcare services segment, including significant expenses that are regularly provided to and reviewed by the CODM (in thousands):

	Years Ended December 31,
	2024	2023	2022
Total revenue	$5,966,072	$5,409,483	$5,129,687
Less:
Employee salaries and benefits	2,432,567	2,253,706	2,194,620
Contract labor	102,189	130,356	217,057
Supplies	1,033,122	993,405	955,168
Medical professional fees	399,303	350,799	278,190
Contract services	697,816	629,471	458,109
Other segment items (1)	1,090,732	997,842	837,634
Net income attributable to Ardent Health Partners, Inc.	$210,343	$53,904	$188,909
(1)    Other segment items included in net income attributable to Ardent Health Partners, Inc. for each of the periods presented primarily consists of rent expense, interest expense, depreciation and amortization, income tax expense, other operating expenses, other non-operating gains and net income attributable to noncontrolling interests.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The accounting policies for the segment are consistent with the consolidated accounting policies provided in Note 2.

As of December 31, 2024 and December 31, 2023, all of the Company’s long-lived assets were located in the United States, and for the years ended December 31, 2024, 2023, and 2022, all revenue was earned in the United States.

15. Earnings Per Share

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Years Ended December 31,
	2024	2023	2022
Basic:
Net income attributable to common stockholders	$210,343	$53,904	$188,909
Weighted-average number of common shares	132,439,695	126,115,301	126,115,301
Net income per common share	$1.59	$0.43	$1.50
Diluted:
Net income attributable to common stockholders	$210,343	$53,904	$188,909
Weighted-average number of common shares	132,744,577	126,115,301	126,115,301
Net income per common share	$1.58	$0.43	$1.50

The following table sets forth the components of the denominator for the computation of basic and diluted net income per share for net income attributable to Ardent Health Partners, Inc. stockholders:

	Years Ended December 31,
	2024	2023	2022
Weighted-average number of common shares - basic	132,439,695	126,115,301	126,115,301
Effect of dilutive securities(1)	304,882	—	—
Weighted-average number of common shares - diluted	132,744,577	126,115,301	126,115,301
(1) The effect of dilutive securities does not reflect 183,566 weighted-average potential common shares that are subject to restricted stock awards or issuable upon vesting of restricted stock units for the year ended December 31, 2024 because their effect was antidilutive as calculated under the treasury stock method.