Form 10-Q
period 2025-03-31
Ardent Health Partners, Inc.
filed 2025-05-07
CIK 1756655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, the Registrant had 143,043,661 shares of common stock outstanding.

i

 ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Total revenue	$1,497,234	$1,439,046
Expenses:
Salaries and benefits	657,652	621,509
Professional fees	280,857	264,694
Supplies	258,855	257,781
Rents and leases	27,761	24,855
Rents and leases, related party	38,050	37,199
Other operating expenses	130,767	121,832
Interest expense	14,176	19,261
Depreciation and amortization	36,201	35,351
Other non-operating gains	(21,283)	—
Total operating expenses	1,423,036	1,382,482
Income before income taxes	74,198	56,564
Income tax expense	15,233	10,713
Net income	58,965	45,851
Net income attributable to noncontrolling interests	17,582	18,804
Net income attributable to Ardent Health Partners, Inc.	$41,383	$27,047

Net income per share:
Basic	$0.30	$0.21
Diluted	$0.29	$0.21
Weighted-average common shares outstanding:
Basic	140,062,284	126,115,301
Diluted	140,704,075	126,115,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

 ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
Unaudited
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$58,965	$45,851
Other comprehensive (loss) income
Change in fair value of interest rate swap	(7,861)	951
Other comprehensive (loss) income before income taxes	(7,861)	951
Income tax (benefit) expense related to other comprehensive (loss) income items	(2,052)	248
Other comprehensive (loss) income, net of income taxes	(5,809)	703
Comprehensive income	53,156	46,554
Comprehensive income attributable to noncontrolling interests	17,582	18,804
Comprehensive income attributable to Ardent Health Partners, Inc.	$35,574	$27,750
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in thousands, except per share amounts)

	March 31, 2025 (1)	December 31, 2024 (1)
Assets
Current assets:
Cash and cash equivalents	$495,044	$556,785
Accounts receivable	776,519	743,031
Inventories	120,357	115,093
Prepaid expenses	130,375	113,749
Other current assets	238,973	304,093
Total current assets	1,761,268	1,832,751
Property and equipment, net	856,520	861,899
Operating lease right of use assets	281,332	248,040
Operating lease right of use assets, related party	925,874	929,106
Goodwill	876,589	852,084
Other intangible assets	76,930	76,930
Deferred income taxes	15,835	12,321
Other assets	116,909	142,969
Total assets	$4,911,257	$4,956,100

Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$17,759	$9,234
Accounts payable	371,919	401,249
Accrued salaries and benefits	214,170	295,117
Other accrued expenses and liabilities	226,295	239,824
Total current liabilities	830,143	945,424
Long-term debt, less current installments	1,090,549	1,085,818
Long-term operating lease liability	252,113	221,443
Long-term operating lease liability, related party	915,837	919,313
Self-insured liabilities	226,507	227,048
Other long-term liabilities	31,632	34,697
Total liabilities	3,346,781	3,433,743
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interests	(192)	1,158
Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 143,037,764 shares issued and outstanding as of March 31, 2025, and 142,747,818 shares issued and outstanding as of December 31, 2024	1,430	1,428
Additional paid-in capital	762,615	754,415
Accumulated other comprehensive income	3,928	9,737
Retained earnings	407,179	365,796
Equity attributable to Ardent Health Partners, Inc.	1,175,152	1,131,376
Noncontrolling interests	389,516	389,823
Total equity	1,564,668	1,521,199
Total liabilities and equity	$4,911,257	$4,956,100
(1)  As of March 31, 2025 and December 31, 2024, the unaudited condensed consolidated balance sheets included total liabilities of consolidated variable interest entities of
$304.8 million and $306.4 million, respectively. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$58,965	$45,851
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	36,201	35,351
Other non-operating losses	217	—
Amortization of deferred financing costs and debt discounts	1,237	1,428
Deferred income taxes	(1,940)	319
Equity-based compensation	9,263	512
(Income) loss from non-consolidated affiliates	(1,229)	1,317
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(30,717)	60,333
Inventories	(5,192)	(453)
Prepaid expenses and other current assets	36,049	5,577
Accounts payable and other accrued expenses and liabilities	(46,695)	(115,779)
Accrued salaries and benefits	(80,946)	(49,145)
Net cash used in operating activities	(24,787)	(14,689)
Cash flows from investing activities:
Investment in acquisitions, net of cash acquired	—	(7,800)
Purchases of property and equipment	(22,908)	(23,838)
Other	(214)	—
Net cash used in investing activities	(23,122)	(31,638)
Cash flows from financing activities:
Proceeds from insurance financing arrangements	10,959	—
Proceeds from long-term debt	—	951
Payments of principal on insurance financing arrangements	(3,104)	(1,630)
Payments of principal on long-term debt	(1,387)	(3,549)
Distributions to noncontrolling interests	(19,239)	(14,256)
Other	(1,061)	—
Net cash used in financing activities	(13,832)	(18,484)
Net decrease in cash and cash equivalents	(61,741)	(64,811)
Cash and cash equivalents at beginning of period	556,785	437,577
Cash and cash equivalents at end of period	$495,044	$372,766

Supplemental Cash Flow Information:
Non-cash purchases of property and equipment	$6,662	$1,194
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(Dollars in thousands, except for unit and share amounts)

		Equity Attributable to Ardent Health Partners, Inc.				Non- controlling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Units		Accumulated Other Comprehensive Income	Retained Earnings
		Units(*)	Amount
Balance at December 31, 2023	$7,302	484,922,828	$496,882	$18,561	$155,453	$404,118	$1,075,014
Net income attributable to Ardent Health Partners, Inc.	—	—	—	—	27,047	—	27,047
Net income attributable to noncontrolling interests	—	—	—	—	—	21,089	21,089
Net loss attributable to redeemable noncontrolling interests	(2,285)	—	—	—	—	—	—
Other comprehensive income	—	—	—	703	—	—	703
Distributions to noncontrolling interests	—	—	—	—	—	(14,256)	(14,256)
Vesting of Class C Units	—	464,853	512	—	—	—	512
Balance at March 31, 2024	$5,017	485,387,681	$497,394	$19,264	$182,500	$410,951	$1,110,109
(*) See Note 1, Description of the Business and Basis of Presentation - Initial Public Offering and Corporate Conversion, for further discussion.

		Equity Attributable to Ardent Health Partners, Inc.					Non- controlling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings
		Shares	Amount
Balance at December 31, 2024	$1,158	142,747,818	$1,428	$754,415	$9,737	$365,796	$389,823	$1,521,199
Net income attributable to Ardent Health Partners, Inc.	—	—	—	—	—	41,383	—	41,383
Net income attributable to noncontrolling interests	—	—	—	—	—	—	18,932	18,932
Net loss attributable to redeemable noncontrolling interests	(1,350)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(5,809)	—	—	(5,809)
Distributions to noncontrolling interests	—	—	—	—	—	—	(19,239)	(19,239)
Vesting of restricted stock unit awards	—	289,946	2	(1,063)	—	—	—	(1,061)
Equity-based compensation	—	—	—	9,263	—	—	—	9,263
Balance at March 31, 2025	$(192)	143,037,764	$1,430	$762,615	$3,928	$407,179	$389,516	$1,564,668
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
1.  Description of the Business and Basis of Presentation
Reporting Entity
Ardent Health Partners, Inc. was initially formed in Delaware in 2015 as Ardent Health Partners, LLC. On July 17, 2024,
Ardent Health Partners, LLC converted from a Delaware limited liability company into a Delaware corporation in connection with its initial public offering and changed its name to Ardent Health Partners, Inc. Ardent Health Partners, Inc. is a holding company that has affiliates that operate acute care hospitals and other healthcare facilities and employ physicians. The terms
“Ardent,” the “Company,” “we,” “our” and “us,” as used in these notes to the unaudited condensed consolidated financial statements, refer to Ardent Health Partners, Inc. and its affiliates and, on or prior to July 16, 2024, Ardent Health Partners,
LLC and its affiliates, unless stated otherwise or indicated by context. The term “affiliates” includes direct and indirect subsidiaries of Ardent and partnerships and joint ventures in which such subsidiaries are equity owners. At March 31, 2025, the Company operated 30 acute care hospitals in six states, including two rehabilitation hospitals and two surgical hospitals.
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
Certain information and disclosures normally included in annual financial statements presented in accordance with U.S.
generally accepted accounting principles (“GAAP”) have been omitted in these interim financial statements pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2024
(the “Annual Report”).
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
General and Administrative Costs
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company include its corporate office costs and centralized corporate services such as human resources, information technology, and finance, which were $34.9 million and $32.9 million for the three months ended March 31, 2025 and 2024, respectively.
2.  Summary of Significant Accounting Policies
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740):
Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and provide disaggregated information about significant reconciling items by jurisdiction and by nature. ASU 2023-09 also requires entities to disclose their income tax payments (net of refunds)
to international, federal, and state and local jurisdictions and includes several other changes to income tax disclosure requirements. This standard is effective for annual periods beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. The adoption of this guidance will not affect the Company’s consolidated results of operations, financial position or cash flows. The Company is currently evaluating the standard to determine its impact on the Company’s disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disclosure of certain disaggregated expenses within the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Adoption of ASU 2024-03 can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this standard or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. The Company is currently evaluating the standard to determine its impact on the Company’s disclosures.
Variable Interest Entities
GAAP requires variable interest entities (“VIEs”) to be consolidated if an entity’s interest in the VIE is a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Under the variable interest model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses, or the right to receive benefits, from the VIE that could potentially be significant to the VIE.
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
All of the Company’s VIEs meet the definition of a business, and the Company holds a majority of their issued voting equity interests. Their assets are not required to be used only for the settlement of VIE obligations as the Company has the ability to direct the use of the VIE assets through its joint venture and cash management agreements.
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

As of March 31, 2025 and December 31, 2024, nine of the Company’s hospitals were owned and operated through LLCs that have been determined to be VIEs and were consolidated by the Company. Consolidated assets at March 31, 2025 and
December 31, 2024 included total assets of VIEs equal to $1.3 billion. The Company’s VIEs do not have creditors that have recourse to the Company. As the structure and nature of business are very similar for each of the LLCs, they are discussed and presented herein on a combined basis.
The total liabilities of VIEs included in the Company’s unaudited condensed consolidated balance sheets are shown below (in thousands):

	March 31, 2025	December 31, 2024
Current liabilities
Current installments of long-term debt	$2,836	$2,266
Accounts payable	82,958	89,428
Accrued salaries and benefits	32,213	37,713
Other accrued expenses and liabilities	50,458	45,250
Total current liabilities	168,465	174,657
Long-term debt, less current installments	12,398	8,192
Long-term operating lease liability	108,878	108,897
Long-term operating lease liability, related party	9,397	9,423
Self-insured liabilities	676	676
Other long-term liabilities	5,022	4,595
Total liabilities	$304,836	$306,440
Income from operations before income taxes attributable to VIEs was $62.6 million and $61.7 million for the three months ended March 31, 2025 and 2024, respectively.
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
Settlements are considered in the recognition of net patient service revenue on an estimated basis in the period the related services are rendered, and such amounts are subsequently adjusted in future periods as adjustments become known or as years are no longer subject to such audits and reviews. Differences between original estimates and subsequent revisions, including final settlements, are included in the results of operations of the period in which the revisions are made. These adjustments resulted in an increase to net patient service revenue of $8.9 million and $0.5 million for the three months ended
March 31, 2025 and 2024, respectively.
At March 31, 2025 and December 31, 2024, the Company’s settlements under reimbursement agreements with third party payors were a net receivable of $14.3 million and $1.9 million, respectively, of which a receivable of $42.6 million and
$42.6 million, respectively, was included in other current assets and a payable of $28.3 million and $40.7 million, respectively, was included in other accrued expenses and liabilities in the unaudited condensed consolidated balance sheets.
Final determination of amounts earned under prospective payment and other reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of the Company’s management, adequate provision has been made for any adjustments that may result from such reviews.
Subsequent adjustments that are determined to be the result of an adverse change in the patient’s or the payor’s ability to pay are recognized as bad debt expense. Bad debt expense for the three months ended March 31, 2025 and 2024 was not material to the Company.

The Company’s total revenue is presented in the following table (dollars in thousands):

	Three Months Ended March 31,
	2025		2024
	Amount	% of Total Revenue	Amount	% of Total Revenue
Medicare	$595,637	39.8%	$569,483	39.6%
Medicaid	149,343	10.0%	156,278	10.9%
Other managed care	645,152	43.1%	613,117	42.6%
Self-pay and other	80,979	5.4%	77,218	5.3%
Net patient service revenue	$1,471,111	98.3%	$1,416,096	98.4%
Other revenue	26,123	1.7%	22,950	1.6%
Total revenue	$1,497,234	100.0%	$1,439,046	100.0%

The Company provides care without charge to certain patients who qualify under the local charity care policy of the hospital where the patient receives services. The Company estimates that its costs of care provided under its charity care programs approximated $8.2 million and $19.7 million for the three months ended March 31, 2025 and 2024, respectively. The
Company does not report a charity care patient’s charges in revenue as it is the Company’s policy not to pursue collection of amounts related to these patients, and therefore contracts with these patients do not exist.
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
Market Risks
The Company’s revenue is subject to potential regulatory and economic changes in certain states where the Company generates significant revenue. The following is an analysis by state of revenue as a percentage of the Company’s total revenue for those states in which the Company generates significant revenue:

	Three Months Ended March 31,
	2025	2024
Oklahoma	24.6%	24.2%
New Mexico	14.0%	15.5%
Texas	37.6%	36.4%
New Jersey	10.7%	10.3%
Other	13.1%	13.6%
Total	100.0%	100.0%
Supplemental Programs
Several of the Company’s facilities participate in supplemental Medicaid reimbursement programs to offset a portion of the costs associated with providing care to Medicaid patients. These programs are funded with a combination of state and federal resources and include, in certain instances, the levying of assessments or taxes on providers. In most cases, these programs are authorized by the Centers for Medicare & Medicaid Services for a specified period of time and require approval to be extended. The Company recognizes revenue and related expenses under these programs in the period in which amounts are estimable and payment is reasonably assured. Reimbursements under these programs are included within total revenue, and assessments and other program-related costs are included within other operating expenses in the Company's unaudited condensed consolidated income statements.

Acquisitions
Acquisitions are accounted for using the acquisition method of accounting prescribed by ASC 805, Business Combinations, and the results of operations are included in the unaudited condensed consolidated income statement from the respective dates of acquisition. The purchase price of these transactions is allocated to the assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition and can be subject to change up to 12 months subsequent to the acquisition date due to settling amounts related to purchased working capital and final determination of fair value estimates.
The Company is required to allocate the purchase price of acquired businesses to identifiable assets acquired and liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The Company records the excess of the purchase price allocation over those fair values as goodwill.
On January 1, 2025, the Company completed the acquisitions of certain assets and operations of 18 urgent care clinics in New
Mexico and Oklahoma for a combined purchase price of $27.5 million. The consideration transferred consisted solely of cash. Upon closing of the acquisitions, approximately $4.1 million was placed into escrow to cover potential working capital adjustments and to secure certain representations and warranties pursuant to the terms of the purchase agreements. This escrow amount is included in the total purchase consideration of $27.5 million. Most of the combined purchase price for assets and operations acquired was recorded as goodwill with an immaterial portion allocated to identifiable assets acquired and liabilities assumed. The fair values of assets and liabilities recorded as of March 31, 2025 related to these acquisitions are provisional and will be finalized at the close of the measurement period.
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

	Carrying Amount		Fair Value
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Senior secured term loan facility	$774,032	$773,772	$773,064	$779,575
5.75% Senior Notes	$299,619	$299,596	$277,147	$289,110
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
In accordance with ASC 810, holders of noncontrolling interests are considered to be equity holders in the consolidated company, pursuant to which noncontrolling interests are classified as part of equity, unless the noncontrolling interests are redeemable. Certain redemptive features associated with the noncontrolling interests for The University of Kansas Health
System – St. Francis Campus (“St. Francis”) could require the Company to deliver cash if the redemptive features are exercised. These redemptive features could be exercised upon, among other things, the Company’s exclusion or suspension from participation in any federal or state government healthcare payor program. Therefore, the noncontrolling interests balance for St. Francis is classified outside the permanent equity section of the Company’s unaudited condensed consolidated balance sheets.

The redeemable noncontrolling interests related to St. Francis at March 31, 2025 and December 31, 2024 have not been subsequently measured at fair value since the acquisition date in 2017. The noncontrolling interests are not currently redeemable and it is not probable that the noncontrolling interests will become redeemable as the possibility of the Company being excluded or suspended from participation in any federal or state government healthcare payor program is remote.
Earnings Per Share
Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted net income per share takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as unvested restricted stock units, were exercised and converted into shares. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential shares had been issued and were dilutive.
3.  Related Party Transactions
Effective August 4, 2015, Ventas acquired ownership of the Company’s real estate in exchange for a $1.4 billion payment from Ventas and the Company’s agreement to lease the acquired real estate back from Ventas (the “Ventas Master Lease”).
The Ventas Master Lease is a 20-year master lease agreement (with a renewal option for an additional 10 years) with certain subsidiaries of Ventas, pursuant to which the Company currently leases 10 of the Company’s hospitals. The Ventas Master
Lease includes an annual rent escalator equal to the lesser of four times the Consumer Price Index or 2.5%. In accordance with ASC 842, Leases, variable lease payments are excluded from the Company’s minimum rental payments used to determine the right-of-use assets and lease obligations and are recognized as expense when incurred. The Ventas Master
Lease includes a number of operating and financial restrictions on the Company. Management believes it was in compliance with all financial covenants as of March 31, 2025 and December 31, 2024.
The Company recorded rent expense related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings of $38.1 million and $37.2 million for the three months ended March 31, 2025 and 2024, respectively.
4.  Long-Term Debt and Financing Matters
Long-term debt consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Senior secured term loan facility	$774,032	$773,772
5.75% Senior Notes	299,619	299,596
Finance leases	24,922	20,907
Other debt	23,682	15,672
Deferred financing costs	(13,947)	(14,895)
Total debt	1,108,308	1,095,052
Less current maturities	(17,759)	(9,234)
Long-term debt, less current maturities	$1,090,549	$1,085,818
As of March 31, 2025 and December 31, 2024, the senior secured term loan facility reflected an original issue discount
(“OID”) of $3.5 million and $3.7 million, respectively. As of March 31, 2025 and December 31, 2024, the 5.75% Senior
Notes balance reflected an OID of $0.4 million.
Senior Secured Credit Facilities
On August 24, 2021, the Company entered into a credit agreement (the "Term Loan B Credit Agreement") for its senior secured term loan facility (the "Term Loan B Facility"), which provided funding up to a principal amount of $900.0 million with a seven year maturity. Principal under the Term Loan B Facility was due in consecutive equal quarterly installments of
0.25% of the initial $900.0 million principal amount as of the execution of the credit agreement (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon maturity of the Term
Loan B Facility. The proceeds from the Term Loan B Facility were used to prepay in full the Company's then-outstanding
$825.0 million senior secured term loan facility, including any accrued and unpaid interest, fees and other expenses related to the transaction. On June 8, 2023, the Company further amended the Term Loan B Credit Agreement to replace the London
Interbank Offered Rate ("LIBOR") with the Term Secured Overnight Financing Rate ("SOFR") and Daily Simple SOFR
(each as defined in the amended Term Loan B Credit Agreement) as the reference interest rate. On June 26, 2024, the
Company used cash on hand to prepay $100.0 million of the $877.5 million outstanding principal on the Term Loan B
Facility, which prepaid all remaining required quarterly principal payments; and no modification was made to the Term Loan
B Credit Agreement as a result of this prepayment. Effective July 19, 2024, pursuant to the terms of the Term Loan B Credit
Agreement and as a result of the IPO, the applicable margin was automatically reduced by 25 basis points to 3.25% over
Term SOFR and 2.25% over base rate. On September 18, 2024, the Company executed an amendment to reprice its Term
Loan B Credit Agreement. The repricing reduced the applicable interest rate by 50 basis points from Term SOFR plus 3.25%
to Term SOFR plus 2.75% and from the base rate plus 2.25% to the base rate plus 1.75%, and it eliminated the credit spread adjustment. No modifications were made to the maturity of the loans as a result of the repricing and all other terms were substantially unchanged.
Effective July 8, 2021, the Company entered into an amended and restated senior credit agreement for its $225.0 million senior secured asset-based revolving credit facility (the “ABL Credit Agreement”). The ABL Credit Agreement consisted of a $225.0 million senior secured asset-based revolving credit facility with a five-year maturity. On April 21, 2023, the
Company further amended and restated the ABL Credit Agreement to replace LIBOR with the Term SOFR and Daily Simple
SOFR (each as defined in the amended ABL Credit Agreement) as the reference interest rate. On June 26, 2024, the
Company further amended the ABL Credit Agreement to increase the revolving commitment to $325.0 million and extend its maturity date to June 26, 2029.
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
In addition, the ABL Credit Agreement contains a springing financial covenant that requires the maintenance, after failure to maintain a specified minimum amount of availability to borrow under the senior secured asset-based revolving credit facility, of a minimum fixed charge coverage ratio of 1.00 to 1.00, as determined at the end of each fiscal quarter. Management believes that, as of March 31, 2025 and December 31, 2024, the Company maintained more than the minimum amount of availability under the senior secured asset-based revolving credit facility and, therefore, the minimum fixed charge ratio described herein was not applicable.
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
The $325.0 million senior secured asset-based revolving credit facility is comprised of two tranches: (1) a $275.0 million non-UT Health East Texas borrowers’ tranche and (2) a $50.0 million UT Health East Texas borrowers’ tranche available to the Company’s East Texas Health System, LLC subsidiary (collectively referred to as the “ABL Facilities”). At the election of the borrowers under the applicable ABL Facility loan, the interest rate per annum applicable to loans under the ABL
Facilities is based on a fluctuating rate of interest determined by reference to either (i) the base rate determined by reference to the highest of (A) the federal funds effective rate plus 0.50%, (B) the rate last quoted by The Wall Street Journal as the
“Prime Rate” in the United States for U.S. dollar loans from time to time, and (C) Term SOFR (as adjusted for any applicable statutory reserve rate) applicable for an interest period of one month, plus 1.00% per annum, in each case, plus an applicable margin, or (ii) the higher of Term SOFR or 0.00% per annum for the interest period selected, in each case, plus an applicable margin. The applicable margin is determined based on the percentage of the average daily availability of the applicable ABL
Facility. The applicable margin for the non-UT Health East Texas ABL Facility loan ranges from 0.5% to 1.0% for base rate borrowings and 1.5% to 2.0% for Term SOFR borrowings. The applicable margin for the UT Health East Texas ABL Facility loan ranges from 1.5% to 2.0% for base rate borrowings and 2.5% to 3.0% for Term SOFR borrowings.
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
5.75% Senior Notes due 2029
On July 8, 2021, AHP Health Partners (the “Issuer”) issued the 5.75% Senior Notes, which mature on July 15, 2029, pursuant to an indenture (the “2029 Notes Indenture”). The 2029 Notes Indenture provides that the 5.75% Senior Notes are general unsecured, senior obligations of the Issuer and are unconditionally guaranteed on a senior unsecured basis by the Company and certain subsidiaries of the Issuer. In addition, the guarantees of the Tenants are subject to an aggregate dollar cap amount.
The 5.75% Senior Notes are subordinate to the Senior Secured Credit Facilities.

The 5.75% Senior Notes bear interest at a rate of 5.75% per annum and accrue from July 8, 2021. Interest is payable semi-
annually, in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2022. The Issuer may redeem the 5.75% Senior Notes, in whole or in part, at any time and from time to time, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions:

Date (if redeemed during the 12 month period beginning on July 15 of the years indicated below)	Percentage
2025	101.438%
2026 and thereafter	100.000%
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
Future Installments
Future installments of long-term debt at March 31, 2025, excluding unamortized discounts and unamortized deferred financing costs, are as follows (in thousands):

2025 (remaining nine months)	$14,460
2026	9,072
2027	7,703
2028	782,176
2029	303,691
Thereafter	9,003
Total	$1,126,105
5.  Interest Rate Swap Agreements
Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company’s exposure to interest rate risk results from the entry into financial debt instruments that arose from transactions entered into during the normal course of business. As part of an overall risk management program, the Company evaluates and manages exposure to changes in interest rates on an ongoing basis. The Company has no intention of entering into financial derivative contracts, other than to hedge a specific financial risk. To mitigate the Company’s exposure to fluctuations in interest rates, the
Company uses pay-fixed interest rate swaps, generally designated as cash flow hedges of interest payments on floating rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. Unrealized gains or losses from the designated cash flow hedges and related tax effects are deferred in accumulated other comprehensive income
(“AOCI”) and recognized in earnings as the interest payments occur. Hedges and derivative financial instruments may continue to be used in the future in order to manage interest rate exposure.
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
On October 8, 2021, the Company executed interest rate swap agreements (the “October 2021 Agreements”) with Barclays
Bank PLC and Bank of America, N.A. as counterparties, with notional amounts totaling $529.0 million and an effective date of August 31, 2023 and expiring June 30, 2026. Under the October 2021 Agreements, the Company was required to make monthly fixed rate payments at annual rates ranging from 1.53% to 1.55%, and the counterparties were obligated to make monthly floating rate payments to the Company based on one-month LIBOR, each subject to a floor of 0.50%. Effective
August 31, 2023, the Company amended the October 2021 Agreements to adjust the fixed rates and replace the LIBOR floating interest rate options with Term SOFR floating rate options. Under the amended October 2021 Agreements, the
Company is required to make monthly fixed rate payments at annual rates ranging from 1.47% to 1.48%, and the counterparties are obligated to make monthly floating rate payments to the Company based on one-month Term SOFR, each subject to a floor of 0.39%.
On February 5, 2025, the Company executed new interest rate swap agreements (the "February 2025 Agreements") with
Truist Bank and Royal Bank of Canada, as counterparties, with an effective date of June 30, 2025 and expiring June 30, 2029.
As of the effective date, the notional amounts will total $0.6 million, and will accrete up to $400.4 million by June 30, 2026, when the October 2021 Agreements expire. Under the February 2025 Agreements, the Company is required to make monthly fixed payments at annual rates ranging from 3.97% to 3.98% and the counterparties are required to make monthly floating rate payments to the Company based on one-month Term SOFR, each subject to a floor of 0.50%.
The Company accounts for its interest rate swap agreements in accordance with ASC 815, Derivatives and Hedging. The
October 2021 Agreements and February 2025 Agreements are designated as cash flow hedges and recorded at fair value on the Company’s unaudited condensed consolidated balance sheets with changes in fair value included in AOCI as a component of equity and reclassified into interest expense in the same periods during which the hedge transactions affect earnings.
The Company performs assessments of effectiveness for its cash flow hedges on a quarterly basis to confirm that the hedges continue to meet the highly effective criteria required to continue applying cash flow hedge accounting. During the three months ended March 31, 2025 and the year ended December 31, 2024, these hedges were highly effective. Accordingly, no unrealized gain or loss related to these hedges was reflected in the accompanying unaudited condensed consolidated income statements, and the change in fair value was included in AOCI as a component of equity. Realized gains and losses during the period have been reclassified from AOCI to interest expense.
The following table presents the effects of derivatives in cash flow hedging relationships on the Company’s AOCI and earnings (in thousands):

		Three Months Ended March 31,
	Classification	2025	2024
Unrealized (loss) income recognized	AOCI	$(4,986)	$6,087
Reclassification from AOCI into earnings	Interest expense, net	(2,875)	(5,136)
Net change in AOCI		$(7,861)	$951
In the 12 months following March 31, 2025, the Company estimates that an additional $8.6 million will be reclassified as a reduction to interest expense.
As of March 31, 2025 and December 31, 2024, the fair value of the Company’s interest rate swap agreements reflected a net asset balance of $5.3 million and $13.2 million, respectively. The following table presents the fair value of the Company’s interest rate swap agreements as recorded in the unaudited condensed consolidated balance sheets (in thousands):

Classification	March 31, 2025	December 31, 2024
Assets:
Other current assets	$8,588	$9,914
Other assets	1,356	3,264
Total interest rate swap assets	9,944	13,178
Liabilities:
Other accrued expenses and liabilities	150	—
Other long-term liabilities	4,476	—
Total interest rate swap liabilities	4,626	—
Fair value of interest rate swap agreements	$5,318	$13,178
6. Income Taxes
The Company’s income tax provision was $15.2 million and $10.7 million, which equates to an effective tax rate of 20.5%
and 18.9%, for the three months ended March 31, 2025 and 2024, respectively.
The Company follows the provisions of ASC 740, Income Taxes, regarding unrecognized tax benefits. At March 31, 2025 and December 31, 2024, the Company had no accrual for unrecognized tax benefits.

As of March 31, 2025, the Company had no ongoing or pending federal examinations for prior years. The Company has outstanding federal income tax refund claims for the 2016 and 2018 tax years. Since the total amount of refund claims is equal to $10.0 million, which was classified within other current assets on the Company’s unaudited condensed consolidated balance sheet at March 31, 2025, the refund claims are subject to ongoing Joint Committee on Taxation reviews. As of March
31, 2025, the Company has accrued $0.2 million of interest income related to the refund claim, which has been included as part of the Company's income tax expense.  The Company’s tax years from 2021 through 2023 remain open to examination by federal and state taxing authorities.
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
Professional and General Liability
The total costs for professional and general liability losses are based on the Company’s premiums and retention costs, and were $17.0 million and $18.5 million for the three months ended March 31, 2025 and 2024, respectively.
Workers' Compensation and Occupational Injury Liability
The total costs for workers’ compensation liability insurance are based on the Company’s premiums and retention costs, and were $2.3 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively.
8.  Employee Benefit Plans
Defined Contribution Plan
The Company maintains defined contribution retirement plans that cover its eligible employees. The Company incurred total costs related to the retirement plans of $14.6 million and $13.2 million for the three months ended March 31, 2025 and 2024, respectively.
Employee Health Plan
The Company maintains a self-insured medical and dental plan for substantially all of its employees. Amounts are accrued under the Company’s medical and dental plans as the claims that give rise to them occur, and the Company includes a provision for incurred but not reported claims. Incurred but not reported claims are estimated based on an average lag time and experience. Accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses.
The total costs of employee health coverage were $44.5 million and $43.8 million for the three months ended March 31, 2025 and 2024, respectively.
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
The Company records accruals for such contingencies to the extent that the Company concludes it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management does not believe that the Company is party to any proceeding that, either individually or in the aggregate could have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company.
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
The Company received $21.5 million of business insurance recovery proceeds related to the Cybersecurity Incident during the three months ended March 31, 2025, all of which was included in other non-operating gains on the Company's consolidated income statement.
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

10. Segments
The Company has one reportable segment: healthcare services. The healthcare services segment generates revenues by delivering care to its customers, or patients, through its integrated network of hospitals, ambulatory facilities, and physician practices. The Company's Chief Operating Decision Maker ("CODM") is its President and Chief Executive Officer, who
regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall company resource allocation and to assess overall company performance.
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

	Three Months Ended March 31,
	2025	2024
Total revenue	$1,497,234	$1,439,046
Less:
Employee salaries and benefits	632,843	594,194
Contract labor	24,809	27,315
Supplies	258,855	257,781
Medical professional fees	103,871	97,488
Contract services	176,986	167,206
Other segment items (1)	258,487	268,015
Net income attributable to Ardent Health Partners, Inc.	$41,383	$27,047

(1)    Other segment items included in net income attributable to Ardent Health Partners, Inc. for each of the periods presented primarily consists of rent expense, interest expense, depreciation and amortization, income tax expense, other operating expenses, other non-operating gains and net income attributable to noncontrolling interests.

The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. The accounting policies for the segment are consistent with the consolidated accounting policies provided in Note 2.
As of March 31, 2025 and December 31, 2024, all of the Company’s long-lived assets were located in the United States, and for the three months ended March 31, 2025 and 2024, all revenue was earned in the United States.
11.  Earnings Per Share
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

	Three Months Ended March 31,
	2025	2024
Basic:
Net income attributable to common stockholders	$41,383	$27,047
Weighted-average number of common shares	140,062,284	126,115,301
Net income per common share	$0.30	$0.21

Diluted:
Net income attributable to common stockholders	$41,383	$27,047
Weighted-average number of common shares	140,704,075	126,115,301
Net income per common share	$0.29	$0.21
The following table sets forth the components of the denominator for the computation of basic and diluted net income per share for net income attributable to Ardent Health Partners, Inc. stockholders:

	Three Months Ended March 31,
	2025	2024
Weighted-average number of common shares - basic	140,062,284	126,115,301
Effect of dilutive securities(1)	641,791	—
Weighted-average number of common shares - diluted	140,704,075	126,115,301
(1) The effect of dilutive securities does not reflect 432,792 weighted-average potential common shares from restricted stock awards and restricted stock units for the three months ended March 31, 2025 because their effect was antidilutive as calculated under the treasury stock method.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly
Report on Form 10-Q for the quarter ended March 31, 2025 (this "Quarterly Report") and our audited consolidated financial statements for the year ended December 31, 2024 and related notes contained in the Annual Report. The following discussion includes forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-
looking statements. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Quarterly Report and the Annual Report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this Quarterly
Report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
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

“may,” “can,” “continue,” “potential,” “should” and the negative of these terms or other comparable terminology often identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Factors, risks, and uncertainties that could cause actual outcomes and results to be materially different from those contemplated include, among others: (1) general economic and business conditions, both nationally and in the regions in which we operate, including the impact of challenging macroeconomic conditions and inflationary pressures, current geopolitical instability, and impacts from the imposition of, or changes in, tariffs, as well as the potential impact on us of uncertain political, financial, credit and capital conditions; (2) possible reductions or other changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs, Medicaid waiver programs or state directed payments, that could have an adverse effect on our revenues and business; (3) reduction in the reimbursement rates paid by commercial payors, increased reimbursement denials or payment delays by commercial payors, our inability to retain and negotiate favorable contracts with private third party payors, or an increasing volume of uninsured or underinsured patients;
(4) security threats, catastrophic events and other disruptions affecting our, our service providers’ or our joint venture (“JV”)
partners’ information technology and related systems, which have adversely affected, and could in the future adversely affect, our relationships with patients and business partners and subject us to legal claims and liabilities, reputational harm and business disruption and adversely affect our financial condition; (5) the highly competitive nature of the healthcare industry and continued industry trends towards clinical transparency and value-based purchasing may impact our competitive position;
(6) inability to recruit and retain quality physicians, as well as increasing cost to contract with hospital-based physicians; (7)
changes to physician utilization practices and treatment methodologies and other factors outside our control that impact demand for medical services and may reduce our revenues and ability to grow profitability; (8) continued industry trends toward value-based purchasing, third party payor consolidation and care coordination among healthcare providers; (9)
inability to successfully complete acquisitions or strategic JVs or inability to realize all of the anticipated benefits; (10)
liabilities because of professional liability and other claims brought against our hospitals, physician practices, outpatient facilities or other business operations; (11) exposure to certain risks and uncertainties by the JVs through which we conduct a significant portion of our operations, including anticipated synergies, of past acquisitions and the risk that transactions may not receive necessary government clearances; (12) failure to obtain drugs and medical supplies at favorable prices or sufficient volumes; (13) operational, legal and financial risks associated with outsourcing functions to third parties; (14) our facilities are heavily concentrated in Texas and Oklahoma, which makes us sensitive to regulatory, economic and competitive conditions and changes in those states; (15) negative impact of severe weather, climate change, and other factors beyond our control, which could restrict patient access to care or cause one or more facilities to close temporarily or permanently; (16)
risks related to the Ventas Master Lease and its restrictions and limitations on our business; (17) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms; (18) the impact of a deterioration of public health conditions associated with a future pandemic, epidemic or outbreak of infectious disease; (19) our failure to comply with complex laws and regulations applicable to the healthcare industry or to adjust our operations in response to changing laws and regulations; (20) the impact of governmental claims or governmental investigations, payor audits and litigation brought against our hospitals, physician practices, outpatient facilities or other business operations; (21) actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements;
(22) inability to or delay in building, acquiring, selling, renovating or expanding our healthcare facilities; (23) failure to comply with federal and state laws relating to Medicare and Medicaid enrollment, permit, licensing and accreditation requirements; (24) effects of changes in healthcare policy, including any reforms that may be undertaken by the current presidential administration, and legal and regulatory restrictions on our hospitals that have physician owners; (25) the results of our efforts to use technology, including artificial intelligence and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience; (26) our status as a controlled company; (27) conflicts of interest between our controlling stockholder and other holders of our common stock; and (28) other risk factors described in our filings with the
SEC, including the Annual Report.
We caution you that the foregoing list may not contain all of the risks and uncertainties that may affect the forward-looking statements made in this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events.
The forward-looking statements in this Quarterly Report are based on management’s current beliefs, expectations, and projections about future events and trends affecting our business, results of operations, financial condition, and prospects.
These statements are subject to risks, uncertainties, and other factors described in the “Risk Factors” section and included in the Annual Report. We operate in a competitive and rapidly changing environment where new risks and uncertainties can emerge, making it impossible to predict all potential impacts on our forward-looking statements. Consequently, actual results may differ materially from those described. The forward-looking statements pertain only to the date they are made, and we do not undertake any obligation to update them to reflect new information or events unless required by law. You are advised not to place undue reliance on these statements and to consult any additional disclosures we may provide through our other filings with the SEC, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form
8-K.
Overview
Ardent is a leading provider of healthcare services in the United States, operating in eight growing mid-sized urban markets across six states: Texas, Oklahoma, New Mexico, New Jersey, Idaho and Kansas. We deliver care through a system of 30 acute care hospitals and approximately 280 sites of care with 1,881 employed and affiliated providers as of March 31, 2025.
Affiliated providers, which have increased 9.2% compared to March 31, 2024, are physicians and advanced practice providers with whom we contract for services through a professional services agreement or other independent contractor agreement. We hold a leading position in a majority of our markets, and we believe we are one of the leading healthcare systems based on market share and our integrated network of hospitals, ambulatory facilities, and physician practices. We operate either independently or in partnership with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation through our well-established and differentiated JV model. Collectively, we operate with a consumer-centric approach to caring for our patients and our communities. Our strategic JV partners offer us significant advantages, including expanded access points, clinical talent availability, local brand recognition, and scale that enable us to accelerate market penetration. We believe that we help our partners enhance their network and regional presence through our operational acumen. We strive to strengthen clinical services, drive operating improvements, and centrally manage operations to optimize hospital performance and enhance patient care. In each of these partnerships, we are the majority owner and serve as the day-to-day operator.

Recent Developments
Urgent Care Acquisitions
On January 1, 2025, we completed the acquisitions of certain assets and operations of 18 urgent care clinics in New Mexico and Oklahoma for a combined purchase price of $27.5 million. The consideration transferred consisted solely of cash. Upon closing of the acquisitions, approximately $4.1 million was placed into escrow to cover potential working capital adjustments and to secure certain representations and warranties pursuant to the terms of the purchase agreements. This escrow amount is included in the total purchase consideration of $27.5 million. Most of the combined purchase price for assets and operations acquired was recorded as goodwill with an immaterial portion allocated to identifiable assets acquired and liabilities assumed.
The fair values of assets and liabilities recorded as of March 31, 2025 related to these acquisitions are provisional and will be finalized at the close of the measurement period.
Term Loan B Facility Repricing
On September 18, 2024, we executed an amendment to reprice our Term Loan B Facility credit agreement (the "Term Loan
B Credit Agreement"). The repricing reduced the applicable interest rate by 50 basis points from Term SOFR (as defined in the Term Loan B Credit Agreement) plus 3.25% to Term SOFR plus 2.75% and from the base rate plus 2.25% to the base rate plus 1.75% and it eliminated the credit spread adjustment. No modifications were made to the maturity of the loans as a result of the repricing and all other terms were substantially unchanged.
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
Geographic Data
The information below provides an overview of our operations in certain markets as of March 31, 2025.
Texas. We operated 13 acute care hospital facilities (including one managed hospital that is owned by The University of
Texas Health Science Center at Tyler, an affiliate of The University of Texas System) with 1,436 licensed beds that serve the areas of Tyler, Amarillo and Killeen, Texas. For the three months ended March 31, 2025, we generated 37.6% of our total revenue in the Texas market.
Oklahoma. We operated eight acute care hospital facilities with 1,173 licensed beds that serve the Tulsa, Oklahoma area. For the three months ended March 31, 2025, we generated 24.6% of our total revenue in the Oklahoma market.
New Mexico. We operated five acute care hospital facilities with 619 licensed beds that serve the areas of Albuquerque and
Roswell, New Mexico. For the three months ended March 31, 2025, we generated 14.0% of our total revenue in the New
Mexico market.
New Jersey. We operated two acute care hospital facilities with 476 licensed beds that serve the areas of Montclair and
Westwood, New Jersey. For the three months ended March 31, 2025, we generated 10.7% of our total revenue in the New
Jersey market.
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
Additionally, the healthcare industry, particularly acute care hospitals, continues to be subject to ongoing regulatory uncertainty. Changes in federal or state healthcare laws, regulations, including the imposition of, or changes in, tariffs, funding policies or reimbursement practices, especially those involving reductions to government payment rates or limitations on what providers may charge, could significantly impact future revenue and operations. For example, the No
Surprises Act prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. For services for which balance billing is prohibited, the
No Surprises Act includes provisions that may limit the amounts received by out-of-network providers from health plans.
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
Total revenue for the three months ended March 31, 2025 increased $58.2 million, or 4.0%, compared to the same prior year period. The increase in total revenue for the three months ended March 31, 2025 consisted of an increase in adjusted admissions of 2.7% and an increase in net patient service revenue per adjusted admission of 1.2%. The increase in adjusted admissions reflected growth in admissions and emergency room visits of 7.6% and 2.3%, respectively, partially offset by a decrease in total surgeries of 0.7%. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix and an increase in supplemental funding, partially offset by an increase in lower acuity cases as compared to the same prior year period.
A key competitive strength and a significant component of our growth strategy has been our well-established and differentiated JV model, which has resulted in partnerships with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation. During the three months ended March 31, 2025 and
2024, total revenue related to these entities was $428.6 million and $415.9 million, respectively, which represented 28.6%
and 28.9%, respectively, of our total revenue for such periods.
The following table provides the sources of our total revenue by payor:

	Three Months Ended March 31,
	2025	2024
Medicare	39.8%	39.6%
Medicaid	10.0%	10.9%
Other managed care	43.1%	42.6%
Self-pay and other	5.4%	5.3%
Net patient service revenue	98.3%	98.4%
Other revenue	1.7%	1.6%
Total revenue	100.0%	100.0%

Operating Results Summary for the Three Months Ended March 31, 2025
The following table sets forth, for the periods indicated, the consolidated results of our operations expressed in dollars and as a percentage of total revenue.

	Three Months Ended March 31,
(Unaudited, dollars in thousands)	2025		2024
	Amount	%	Amount	%
Total revenue	$1,497,234	100.0%	$1,439,046	100.0%
Expenses:
Salaries and benefits	657,652	43.9%	621,509	43.2%
Professional fees	280,857	18.8%	264,694	18.4%
Supplies	258,855	17.3%	257,781	17.9%
Rents and leases	27,761	1.9%	24,855	1.7%
Rents and leases, related party	38,050	2.5%	37,199	2.6%
Other operating expenses	130,767	8.7%	121,832	8.5%
Interest expense	14,176	0.9%	19,261	1.3%
Depreciation and amortization	36,201	2.4%	35,351	2.5%
Other non-operating gains	(21,283)	(1.4)%	—	0.0%
Total operating expenses	1,423,036	95.0%	1,382,482	96.1%
Income before income taxes	74,198	5.0%	56,564	3.9%
Income tax expense	15,233	1.1%	10,713	0.7%
Net income	58,965	3.9%	45,851	3.2%
Net income attributable to noncontrolling interests	17,582	1.1%	18,804	1.3%
Net income attributable to Ardent Health Partners, Inc.	$41,383	2.8%	$27,047	1.9%

The following table provides information on certain drivers of our total revenue:

	Three Months Ended March 31,
	2025	% Change	2024
Operating Statistics
Total revenue (in thousands)	$1,497,234	4.0%	$1,439,046
Hospitals operated (at period end) (1)	30	(3.2)%	31
Licensed beds (at period end) (2)	4,281	(1.0)%	4,323
Utilization of licensed beds (3)	50%	8.7%	46%
Admissions (4)	41,389	7.6%	38,469
Adjusted admissions (5)	84,536	2.7%	82,313
Inpatient surgeries (6)	9,250	3.4%	8,946
Outpatient surgeries (7)	21,712	(2.3)%	22,223
Emergency room visits (8)	161,249	2.3%	157,582
Patient days (9)	196,214	9.5%	179,126
Total encounters (10)	1,450,629	2.7%	1,412,472
Average length of stay (11)	4.74	1.7%	4.66
Net patient service revenue per adjusted admission (12)	$17,402	1.2%	$17,204
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
On April 30, 2024, we closed UT Health East Texas Specialty Hospital, a long-term acute care hospital with 36 licensed patient beds (the “LTAC Hospital”) in
Tyler, Texas. The LTAC Hospital's inventory and fixed assets were transferred or repurposed to be used by our other hospitals.
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
Overview of the Three Months Ended March 31, 2025
Total revenue for the three months ended March 31, 2025 increased $58.2 million, or 4.0%, compared to the same prior year period. The increase in total revenue for the three months ended March 31, 2025 consisted of an increase in adjusted admissions of 2.7% and an increase in net patient service revenue per adjusted admission of 1.2%. The increase in adjusted admissions reflected growth in admissions and emergency room visits of 7.6% and 2.3%, respectively, partially offset by a decrease in total surgeries of 0.7%. The increase in net patient service revenue per adjusted admission was attributable to negotiated commercial and governmental rate increases, partially offset by an increase in lower acuity cases and a decrease in oncology and infusion revenue resulting from the Company's strategic decision to transfer certain services to a health system partner in the second quarter of 2024.
Total operating expenses increased $40.6 million for the three months ended March 31, 2025 compared to the same prior year period due to higher patient volumes, but decreased 1.1% as a percentage of total revenue. The decrease in total operating expenses, as a percentage of total revenue, was driven by an increase in other non-operating gains, as a percentage of total revenue, and a decrease in supplies, as a percentage of total revenue, compared to the same prior year period. The increase in other non-operating gains, as a percentage of total revenue, was primarily due to the recognition of $21.5 million in insurance recovery proceeds during the three months ended March 31, 2025 related to the Cybersecurity Incident. The decrease in supplies, as a percentage of total revenue, was driven by ongoing service line optimization efforts, execution on various supply chain cost reduction initiatives, and an increase in lower acuity cases compared to the same prior year period. The decrease in operating expenses, as a percentage of total revenue, was partially offset by increases in salaries and benefits and professional fees, as percentages of total revenue, compared to the same prior year period. The increase in salaries and benefits, as a percentage of total revenue, was primarily due to an increase in equity-based compensation of $8.8 million during the three months ended March 31, 2025, compared to the same prior year period. The increase in professional fees, as a percentage of total revenue, was driven by higher costs for hospital-based providers due to higher patient volumes and rising physician-related expenses during the three months ended March 31, 2025, compared to the same prior year period.
Comparison of the Three Months Ended March 31, 2025 and 2024
Total revenue — Total revenue for the three months ended March 31, 2025 increased $58.2 million, or 4.0%, compared to the same prior year period. The increase in total revenue for the three months ended March 31, 2025 consisted of an increase in adjusted admissions of 2.7% and an increase in net patient service revenue per adjusted admission of 1.2%. The increase in adjusted admissions reflected growth in admissions and emergency room visits of 7.6% and 2.3%, respectively, partially offset by a decrease in total surgeries of 0.7%. The increase in net patient service revenue per adjusted admission was attributable to negotiated commercial and governmental rate increases, partially offset by an increase in lower acuity cases and a decrease in oncology and infusion revenue resulting from the Company's strategic decision to transfer certain services to a health system partner in the second quarter of 2024.

Salaries and benefits — Salaries and benefits, as a percentage of total revenue, were 43.9% for the three months ended March
31, 2025 compared to 43.2% for the same prior year period.  The increase in salaries and benefits, as a percentage of total revenue, was primarily attributable to an increase in equity-based compensation of $8.8 million.
Professional fees — Professional fees, as a percentage of total revenue, were 18.8% for the three months ended March 31,
2025 compared to 18.4% for the same prior year period. The increase in professional fees, as a percentage of total revenue, reflected higher costs for hospital-based providers due to higher patient volumes and rising physician-related expenses during the three months ended March 31, 2025.
Supplies — Supplies, as a percentage of total revenue, were 17.3% for the three months ended March 31, 2025 compared to
17.9% for the same prior year period. The decrease in supplies expense, as a percentage of total revenue, was attributable to ongoing service line optimization efforts and execution on various supply chain cost reduction initiatives, including improved inventory management, standardized surgical supply procurement and strategic sourcing, as well as an increase in lower acuity cases.
Rents and leases — Rents and leases were $27.8 million and $24.9 million for the three months ended March 31, 2025 and
2024, respectively.
Rents and leases, related party — Rents and leases, related party, consists of lease expense related to the Ventas Master
Lease, under which we lease 10 of our hospitals, and other lease agreements with Ventas for certain medical office buildings.
Rents and leases, related party, were $38.1 million and $37.2 million for the three months ended March 31, 2025 and 2024, respectively.
Other operating expenses — Other operating expenses, as a percentage of total revenue, were 8.7% for the three months ended March 31, 2025 compared to 8.5% for the same prior year period.
Interest expense — Interest expense was $14.2 million and $19.3 million for the three months ended March 31, 2025 and
2024, respectively.
Other non-operating gains — Other non-operating gains were $21.3 million for the three months ended March 31, 2025. For the three months ended March 31, 2024, there were no other non-operating gains. The other non-operating gains resulted from the recognition of a gain on insurance recovery proceeds of $21.5 million during the three months ended March 31,
2025 related to the Cybersecurity Incident.
Income tax expense — We recorded income tax expense of $15.2 million, which equates to an effective tax rate of 20.5%, for the three months ended March 31, 2025 compared to income tax expense of $10.7 million, which equates to an effective tax rate of 18.9%, for the same prior year period. The increase in income tax expense was primarily driven by an increase in income before income taxes attributable to Ardent Health Partners, Inc., which resulted in an increase in taxes at the federal statutory rate during the three months ended March 31, 2025 compared to the same prior year period. Additionally, the effective tax rate was further impacted by permanent differences resulting from the disallowance of certain equity-based compensation incurred during the three months ended March 31, 2025 compared to same prior year period.
Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests of $17.6 million for the three months ended March 31, 2025 compared to $18.8 million for the same prior year period consisted primarily of
$17.6 million and $17.7 million of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated though LLCs and consolidated by us for the three months ended March 31, 2025 and 2024, respectively. Income from operations before income taxes related to these LLCs was $62.6 million and $61.7 million for the three months ended March 31, 2025 and 2024, respectively. The remaining portion of net income attributable to noncontrolling interests for the three months ended March 31, 2024 consisted of net income attributable to ALH Holdings,
LLC’s (a subsidiary of Ventas, a related party) minority interest in AHP Health Partners, our direct subsidiary, prior to the
ALH Contribution in July 2024.

Supplemental Non-GAAP Information
We have included certain financial measures that have not been prepared in a manner that complies with U.S. generally accepted accounting principles (“GAAP”), including Adjusted EBITDA and Adjusted EBITDAR. We define these terms as follows:
Performance Measure
•“Adjusted EBITDA” is defined as net income plus (i) provision for income taxes, (ii) interest expense and (iii)
depreciation and amortization expense (or EBITDA), as adjusted to deduct noncontrolling interest earnings, and excludes the effects of other non-operating losses; Cybersecurity Incident recoveries, net of incremental information technology and litigation costs; restructuring, exit and acquisition-related costs; expenses incurred in connection with the implementation of Epic Systems (“Epic”), our integrated health information technology system; equity-
based compensation expense; and loss from disposed operations. See “Supplemental Non-GAAP  Performance
Measure.”
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
Adjusted EBITDA is a performance measure that is not prepared in accordance with GAAP and is presented in this Quarterly
Report because our management considers it an important analytical indicator that is commonly used within the healthcare industry to evaluate financial performance and allocate resources. Further, our management believes that Adjusted EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and certain other adjustments we believe are not reflective of our ongoing operations and our performance.
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

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$58,965	$45,851
Adjusted EBITDA Addbacks:
Income tax expense	15,233	10,713
Interest expense	14,176	19,261
Depreciation and amortization	36,201	35,351
Noncontrolling interest earnings	(17,582)	(18,804)
Other non-operating losses (a)	217	—
Cybersecurity Incident recoveries, net (b)	(19,705)	—
Restructuring, exit and acquisition-related costs (c)	919	2,337
Epic expenses (d)	488	589
Equity-based compensation	9,263	512
Loss from disposed operations	26	4
Adjusted EBITDA	$98,201	$95,814
(a)Other non-operating losses include losses realized on certain non-recurring events or events that are non-operational in nature.
(b)Cybersecurity Incident recoveries, net represent insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs.
(c)Restructuring, exit and acquisition-related costs represent (i) enterprise restructuring costs, including severance costs related to work force reductions of $1.9 million for the three months ended March 31, 2024, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.2 million for each of the three months ended March 31, 2025 and 2024, and (iii) third-party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions of $0.7 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
(d)Epic expenses consist of various costs incurred in connection with the implementation of Epic, our health information technology system. These costs included professional fees of $0.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.  Epic expenses do not include the ongoing costs of the Epic system.
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
At March 31, 2025, we had total cash and cash equivalents of $495.0 million and available liquidity of $790.1 million.  Our available liquidity was comprised of $495.0 million of total cash and cash equivalents plus $295.1 million in available capacity under the ABL Credit Agreement, which is reduced by outstanding borrowings and outstanding letters of credit. In
June 2024, we amended the ABL Credit Agreement to increase commitments available thereunder by $100.0 million and extended its maturity date to June 26, 2029.  See "Senior Secured Credit Facilities" for additional information. At March 31,
2025, our net leverage ratio, as calculated under our ABL Credit Agreement and Term Loan B Credit Agreement, was 1.4x,
and our lease-adjusted net leverage ratio was 3.0x. Our lease adjusted net leverage is calculated as net debt as of March 31,
2025, plus 8.0x trailing twelve month REIT rent expense as of the end of the first quarter of 2025, divided by the trailing twelve month Adjusted EBITDAR as of March 31, 2025.

Cash Flows
The following table summarizes certain elements of the statements of cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(24,787)	$(14,689)
Net cash used in investing activities	(23,122)	(31,638)
Net cash used in financing activities	(13,832)	(18,484)
Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2025 totaled $24.8 million compared to $14.7 million for the same prior year period. The decrease in operating cash flows during the three months ended March 31, 2025 was impacted by changes in net working capital of $28.0 million. The change in working capital was driven by increased volumes, as well as the return to standard processing and billing collections during the three months ended March 31, 2024 following the Cybersecurity Incident, which contributed to increased collections during the three months ended March 31,
2024 offset, in part, by increased disbursements.
Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2025 totaled $23.1 million compared to $31.6 million for the same prior year period. Capital expenditures for non-acquisitions were $22.9 million and $23.8 million for the three months ended March 31, 2025 and 2024, respectively.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2025 totaled $13.8 million compared to cash flows used in financing activities of $18.5 million for the same prior year period.  Cash flows used in financing activities for the three months ended March 31, 2025 included distributions paid to noncontrolling interests of $19.2 million, payments of principal on long-term debt of $1.4 million, and payments of principal on insurance financing arrangements $3.1 million, which were partially offset by proceeds from insurance financing arrangements of $11.0 million.
Cash flows used in financing activities for the three months ended March 31, 2024 totaled $18.5 million and included distributions paid to noncontrolling interests of $14.3 million, payments of principal on long-term debt of $3.5 million, and payments of principal on insurance financing arrangements of $1.6 million, which were partially offset by proceeds from long-term debt of $1.0 million.
Capital Expenditures
We make significant, targeted investments to maintain and modernize our facilities, introduce new technologies, and expand our service offerings. We expect to finance future capital expenditures with internally generated and borrowed funds. Capital expenditures for property and equipment were $22.9 million and $23.8 million for the three months ended March 31, 2025 and 2024, respectively.
Ventas Master Lease
Effective August 4, 2015, we sold the real property for ten of our hospitals to Ventas, which is a related party as, prior to our
IPO, it was a common unit holder of Ardent Health Partners, LLC and owned shares of common stock of AHP Health
Partners and had a representative serving on our board of managers. Concurrent with this transaction, we entered into a 20-
year master lease agreement that expires in August 2035 (with a renewal option for an additional ten years) to lease back the real estate. We lease ten of our hospitals pursuant to the Ventas Master Lease. As of March 31, 2025, following the consummation of the IPO and the underwriters’ exercise of their option to purchase additional shares, Ventas beneficially owned approximately 6.5% of our outstanding common stock.

The Ventas Master Lease includes a number of significant operating and financial restrictions, including requirements that we maintain a minimum portfolio coverage ratio of 2.2x and a guarantor fixed charge coverage ratio of 1.2x and do not exceed a guarantor net leverage ratio of 6.75x. In addition, the Relative Rights Agreement entered into by and among Ventas, the
5.75% Senior Notes trustee and the administrative agents under our Senior Secured Credit Facilities (as defined below) in connection with the series of debt transactions completed during 2021 to refinance our then-existing debt, among other things, (i) sets forth the relative rights of Ventas and the administrative agents with respect to the properties and collateral related to the Ventas Master Lease and securing our Senior Secured Credit Facilities, (ii) caps the amount of indebtedness incurred or guaranteed by our subsidiaries that are tenants under the Ventas Master Lease ("Tenants") (together with such
Tenants’ guarantees of the notes and the Senior Secured Credit Facilities and all other indebtedness incurred or guaranteed by such Tenants) at $375.0 million and (iii) imposes certain incurrence tests on the incurrence of additional indebtedness by such
Tenants and by us.
We recorded rent expense of $38.1 million and $37.2 million for the three months ended March 31, 2025 and 2024, respectively, related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings.
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
Effective August 24, 2021, we entered into the Term Loan B Facility. The credit agreement governing the Term Loan B
Facility provided funding up to a principal amount of $900.0 million with a seven-year maturity. Principal under the Term
Loan B Facility was due in quarterly installments of 0.25% of the initial $900.0 million principal amount as of the execution of the credit agreement (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon maturity of the Term Loan B Facility. Effective June 8, 2023, we amended the Term Loan B
Credit Agreement to replace LIBOR with the Term SOFR and Daily Simple SOFR (each as defined in the amended Term
Loan B Credit Agreement) as the reference interest rate. On June 26, 2024, we prepaid $100.0 million of the $877.5 million outstanding borrowings under the Term Loan B Facility using cash on hand, which prepaid all remaining required quarterly principal payments; and no modification was made to the Term Loan B Credit Agreement as a result of this prepayment.
Effective July 19, 2024, pursuant to the terms of the Term Loan B Credit Agreement and as a result of the IPO, the applicable margin was automatically reduced by 25 basis points to 3.25% over Term SOFR and 2.25% over base rate. On September 18,
2024, we executed an amendment to reprice our Term Loan B Credit Agreement. The repricing reduced the applicable interest rate by 50 basis points from Term SOFR plus 3.25% to Term SOFR plus 2.75% and from the base rate plus 2.25% to the base rate plus 1.75%, and it eliminated the credit spread adjustment. No modifications were made to the maturity of the loans as a result of the repricing and all other terms were substantially unchanged.
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
5.75% Senior Notes due 2029
AHP Health Partners (the "Issuer") issued the 5.75% Senior Notes in an exempt offering pursuant to Rule 144A and
Regulation S under the Securities Act that was completed on July 8, 2021. The terms of the 5.75% Senior Notes, which mature on July 15, 2029, are governed by an indenture, dated as of July 8, 2021 (the “2029 Notes Indenture”), among the
Issuer, us and certain of the Issuer's wholly-owned domestic subsidiaries, as guarantors, and U.S. Bank, National Association, as trustee. The 2029 Notes Indenture provides that the 5.75% Senior Notes are general senior unsecured obligations of  the
Issuer, which are unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries of the Issuer.
The 5.75% Senior Notes bear interest at a rate of 5.75% per annum, payable semi-annually, in cash in arrears, on January 15 and July 15 of each year, commencing on January 15, 2022.

The Issuer may redeem the 5.75% Senior Notes, in whole or in part, at any time and from time to time, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions:

Date (if redeemed during the 12 month period beginning on July 15 of the years indicated below)	Percentage
2025	101.438%
2026 and thereafter	100.000%
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
Contractual Obligations and Contingencies
The following table provides a summary of our commitments and contractual obligations for debt, minimum lease payment obligations under non-cancelable leases and other obligations as of March 31, 2025 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt obligations, with interest	$1,411,846	$71,694	$168,164	$1,156,605	$15,383
Deferred financing obligations, with interest	9,286	5,637	3,185	464	—
Operating leases	2,971,245	149,072	382,634	352,936	2,086,603
Estimated self-insurance liabilities	186,454	30,227	40,503	83,199	32,525
Total	$4,578,831	$256,630	$594,486	$1,593,204	$2,134,511
Outstanding letters of credit are required principally by certain insurers and states to collateralize our workers' compensation programs and self-insured retentions associated with our professional and general liability insurance programs. As of March
31, 2025, we maintained outstanding letters of credit of approximately $32.8 million, which included interest of $3.0 million.
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

Three Months Ended March 31,
(in thousands)	2025
Net income	$58,965
Adjusted EBITDAR Addbacks:
Income tax expense	15,233
Interest expense	14,176
Depreciation and amortization	36,201
Noncontrolling interest earnings	(17,582)
Other non-operating losses (a)	217
Cybersecurity Incident recoveries, net (b)	(19,705)
Restructuring, exit and acquisition-related costs (c)	919
Epic expenses (d)	488
Equity-based compensation	9,263
Loss from disposed operations	26
Rent expense payable to REITs (e)	40,887
Adjusted EBITDAR	$139,088
(a)Other non-operating losses include losses realized on certain non-recurring events or events that are non-operational in nature.
(b)Cybersecurity Incident recoveries, net represent insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs.
(c)Restructuring, exit and acquisition-related costs represent (i) penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.2 million and (ii) third-party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions of $0.7 million.
(d)Epic expenses consist of various costs incurred in connection with the implementation of Epic, our health information technology system. These costs included professional fees of $0.5 million.  Epic expenses do not include the ongoing costs of the Epic system.
(e)Rent expense payable to REITs consists of rent expense of $38.1 million related to the Ventas Master Lease and lease agreements associated with the MOB Transactions with Ventas and rent expense of $2.8 million related to a lease arrangement with MPT for the lease of Hackensack Meridian Mountainside Medical Center.
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
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting
Policies and Estimates and our audited consolidated financial statements and notes thereto as of and for the year ended
December 31, 2024 included in the Annual Report for a complete and comprehensive discussion of the accounting policies and related estimates we believe are most critical to understanding our consolidated financial statements, financial condition and results of operations and that require complex management judgment and assumptions or involve uncertainties. These critical accounting estimates include revenue recognition, risk management and self-insured liabilities, and income taxes.
There have been no changes to our critical accounting policies or their application since the date of the Annual Report.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At March 31, 2025, the following components of our Senior Secured Credit Facilities bore interest at variable rates at specified margins above either the agent bank’s alternate base rate or Term SOFR: (i) a $900.0 million, seven-year term loan; and (ii) a $325.0 million, five-year asset-based revolving credit facility. As of March 31, 2025, we had outstanding variable rate debt of $767.4 million.
At March 31, 2025, we had interest rate swap agreements with notional amounts totaling $401.1 million, expiring June 30,
2026. Under these swap agreements, we are required to make monthly fixed rate payments at annual rates ranging from
1.47% to 1.48% and the counterparties are obligated to make monthly floating rate payments to us based on one-month Term
SOFR, each subject to a floor of 0.39%. On February 5, 2025, we executed new interest rate swap agreements with an effective date of June 30, 2025 and expiring June 30, 2029. As of the effective date, the notional amounts will total
$0.6 million, and will accrete up to $400.4 million by June 30, 2026. We are required to make monthly fixed payments at annual rates ranging from 3.97% to 3.98%  and the counterparties are required to make monthly floating rate payments to the
Company based on one-month Term SOFR, each subject to a floor of 0.50%.
Although changes in the alternate base rate or Term SOFR would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our variable rate debt on our consolidated financial position, results of operations or cash flows would not be material. Based on the outstanding borrowings and impact of the interest rate swaps in place at March 31, 2025, a one percent change in the interest rate would result in a $3.7 million increase or decrease in our annual interest expense.
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
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the
Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the
Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The information set forth in the “Litigation and Regulatory Matters” section of Note 9, Commitments and Contingencies, in the notes to the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated by reference herein.
ITEM 1A.  RISK FACTORS
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in the section entitled “Risk Factors” included in the Annual
Report, which are incorporated by reference herein.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2025, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2025 - January 31, 2025	1,212	$14.25	—	—
February 1, 2025 - February 28, 2025	—	—	—	—
March 1, 2025 - March 31, 2025	81,523	13.75	—	—
Total	82,735	$13.76	—	—

(1)	Represents 82,735 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock unit awards.
(2)	We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended March 31, 2025.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the
Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as
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
10.1
Amended and Restated Employment Agreement, effective as of January 10, 2025, between AHS Management Company,
Inc. and Martin J. Bonick (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2025)

10.2
Amended and Restated Employment Agreement, effective as of January 10, 2025, between AHS Management Company,
Inc. and Alfred Lumsdaine (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 13, 2025)

10.3*	Offer Letter (Conditional Offer of Employment) by and between Dave Caspers and AHS Management Company, Inc. effective February 18, 2025
10.4*	Form of Restricted Stock Unit Award Agreement (Employees) under the 2024 Omnibus Incentive Award Plan
31.1*	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a)
31.2*	Certification of Principal Financial Officer pursuant to SEC Rule 13a 14(a)/15d 14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ARDENT HEALTH PARTNERS, INC.

Date: May 7, 2025	By:	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)