Form 10-Q
period 2025-06-30
Ardent Health, Inc.
filed 2025-08-06
CIK 1756655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-42180

Ardent Health, Inc.
(Exact name of Registrant as specified in its charter)

Delaware		61-1764793
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
340 Seven Springs Way, Suite 100, Brentwood, Tennessee		37027
(Address of principal executive offices)		(Zip Code)
(615) 296-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ARDT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, the Registrant had 143,106,447 shares of common stock outstanding.

i

 ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$1,645,280	$1,470,920	$3,142,514	$2,909,966
Expenses:
Salaries and benefits	671,697	624,058	1,329,349	1,245,567
Professional fees	297,012	271,903	577,869	536,597
Supplies	270,639	259,391	529,494	517,172
Rents and leases	27,825	24,986	55,586	49,841
Rents and leases, related party	37,819	36,965	75,869	74,164
Other operating expenses	163,698	115,319	294,465	237,151
Interest expense	14,729	18,160	28,905	37,421
Depreciation and amortization	39,309	36,312	75,510	71,663
Loss on extinguishment and modification of debt	—	1,898	—	1,898
Other non-operating losses (gains)	560	(255)	(20,723)	(255)
Total operating expenses	1,523,288	1,388,737	2,946,324	2,771,219
Income before income taxes	121,992	82,183	196,190	138,747
Income tax expense	26,291	15,222	41,524	25,935
Net income	95,701	66,961	154,666	112,812
Net income attributable to noncontrolling interests	22,751	24,191	40,333	42,995
Net income attributable to Ardent Health, Inc.	$72,950	$42,770	$114,333	$69,817

Net income per share:
Basic	$0.52	$0.34	$0.82	$0.55
Diluted	$0.52	$0.34	$0.81	$0.55
Weighted-average common shares outstanding:
Basic	140,374,892	126,115,301	140,219,452	126,115,301
Diluted	141,517,661	126,115,301	141,111,732	126,115,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

 ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
Unaudited
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$95,701	$66,961	$154,666	$112,812
Other comprehensive loss
Change in fair value of interest rate swap	(5,850)	(3,051)	(13,711)	(2,100)
Other comprehensive loss before income taxes	(5,850)	(3,051)	(13,711)	(2,100)
Income tax benefit related to other comprehensive loss items	(1,526)	(796)	(3,578)	(548)
Other comprehensive loss, net of income taxes	(4,324)	(2,255)	(10,133)	(1,552)
Comprehensive income	91,377	64,706	144,533	111,260
Comprehensive income attributable to noncontrolling interests	22,751	24,191	40,333	42,995
Comprehensive income attributable to Ardent Health, Inc.	$68,626	$40,515	$104,200	$68,265
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in thousands, except per share amounts)

	June 30, 2025 (1)	December 31, 2024 (1)
Assets
Current assets:
Cash and cash equivalents	$540,629	$556,785
Accounts receivable	758,641	743,031
Inventories	118,403	115,093
Prepaid expenses	127,883	113,749
Other current assets	331,558	304,093
Total current assets	1,877,114	1,832,751
Property and equipment, net	870,377	861,899
Operating lease right of use assets	274,338	248,040
Operating lease right of use assets, related party	922,548	929,106
Goodwill	877,681	852,084
Other intangible assets	76,930	76,930
Deferred income taxes	17,072	12,321
Other assets	111,194	142,969
Total assets	$5,027,254	$4,956,100

Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$19,333	$9,234
Accounts payable	364,450	401,249
Accrued salaries and benefits	259,160	295,117
Other accrued expenses and liabilities	237,930	239,824
Total current liabilities	880,873	945,424
Long-term debt, less current installments	1,090,390	1,085,818
Long-term operating lease liability	244,741	221,443
Long-term operating lease liability, related party	912,216	919,313
Self-insured liabilities	220,839	227,048
Other long-term liabilities	31,820	34,697
Total liabilities	3,380,879	3,433,743
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interests	(1,751)	1,158
Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 143,098,506 shares issued and outstanding as of June 30, 2025, and 142,747,818 shares issued and outstanding as of December 31, 2024	1,431	1,428
Additional paid-in capital	773,422	754,415
Accumulated other comprehensive income (loss)	(396)	9,737
Retained earnings	480,129	365,796
Equity attributable to Ardent Health, Inc.	1,254,586	1,131,376
Noncontrolling interests	393,540	389,823
Total equity	1,648,126	1,521,199
Total liabilities and equity	$5,027,254	$4,956,100
(1)  As of June 30, 2025 and December 31, 2024, the unaudited condensed consolidated balance sheets included total liabilities of consolidated variable interest entities of $315.7 million and $306.4 million, respectively. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$154,666	$112,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,510	71,663
Other non-operating losses	777	—
Loss on extinguishment and modification of debt	—	1,898
Amortization of deferred financing costs and debt discounts	2,474	2,857
Deferred income taxes	(2,733)	(923)
Equity-based compensation	20,509	738
(Income) loss from non-consolidated affiliates	(2,956)	2,139
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(14,251)	62,021
Inventories	(3,118)	540
Prepaid expenses and other current assets	(51,449)	(42,791)
Accounts payable and other accrued expenses and liabilities	(50,590)	(85,810)
Accrued salaries and benefits	(36,136)	(19,395)
Net cash provided by operating activities	92,703	105,749
Cash flows from investing activities:
Investment in acquisitions, net of cash acquired	—	(7,800)
Purchases of property and equipment	(69,105)	(62,765)
Other	(264)	58
Net cash used in investing activities	(69,369)	(70,507)
Cash flows from financing activities:
Proceeds from insurance financing arrangements	10,959	6,026
Proceeds from long-term debt	—	1,798
Payments of principal on insurance financing arrangements	(6,529)	(4,337)
Payments of principal on long-term debt	(2,896)	(104,843)
Debt issuance costs	—	(2,444)
Payments of initial public offering costs	—	(2,824)
Distributions to noncontrolling interests	(39,525)	(31,657)
Other	(1,499)	—
Net cash used in financing activities	(39,490)	(138,281)
Net decrease in cash and cash equivalents	(16,156)	(103,039)
Cash and cash equivalents at beginning of period	556,785	437,577
Cash and cash equivalents at end of period	$540,629	$334,538

Supplemental Cash Flow Information:
Non-cash purchases of property and equipment	$13,272	$4,929
Offering costs not yet paid	$—	$4,825
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(Dollars in thousands, except for unit and share amounts)

		Equity Attributable to Ardent Health, Inc.				Non- controlling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Units		Accumulated Other Comprehensive Income (Loss)	Retained Earnings
		Units(*)	Amount
Balance at December 31, 2023	$7,302	484,922,828	$496,882	$18,561	$155,453	$404,118	$1,075,014
Net income attributable to Ardent Health, Inc.	—	—	—	—	27,047	—	27,047
Net income attributable to noncontrolling interests	—	—	—	—	—	21,089	21,089
Net loss attributable to redeemable noncontrolling interests	(2,285)	—	—	—	—	—	—
Other comprehensive income	—	—	—	703	—	—	703
Distributions to noncontrolling interests	—	—	—	—	—	(14,256)	(14,256)
Vesting of Class C Units	—	464,853	512	—	—	—	512
Balance at March 31, 2024	$5,017	485,387,681	$497,394	$19,264	$182,500	$410,951	$1,110,109
Net income attributable to Ardent Health, Inc.	—	—	—	—	42,770	—	42,770
Net income attributable to noncontrolling interests	—	—	—	—	—	25,540	25,540
Net loss attributable to redeemable noncontrolling interests	(1,349)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(2,255)	—	—	(2,255)
Distributions to noncontrolling interests	—	—	—	—	—	(17,401)	(17,401)
Vesting of Class C Units	—	522,002	226	—	—	—	226
Balance at June 30, 2024	$3,668	485,909,683	$497,620	$17,009	$225,270	$419,090	$1,158,989
(*) See Note 1, Description of the Business and Basis of Presentation - Initial Public Offering and Corporate Conversion, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

		Equity Attributable to Ardent Health, Inc.					Non- controlling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
		Shares	Amount
Balance at December 31, 2024	$1,158	142,747,818	$1,428	$754,415	$9,737	$365,796	$389,823	$1,521,199
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	41,383	—	41,383
Net income attributable to noncontrolling interests	—	—	—	—	—	—	18,932	18,932
Net loss attributable to redeemable noncontrolling interests	(1,350)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(5,809)	—	—	(5,809)
Distributions to noncontrolling interests	—	—	—	—	—	—	(19,239)	(19,239)
Vesting of restricted stock unit awards	—	289,946	2	(1,063)	—	—	—	(1,061)
Equity-based compensation	—	—	—	9,263	—	—	—	9,263
Balance at March 31, 2025	$(192)	143,037,764	$1,430	$762,615	$3,928	$407,179	$389,516	$1,564,668
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	72,950	—	72,950
Net income attributable to noncontrolling interests	—	—	—	—	—	—	24,310	24,310
Net loss attributable to redeemable noncontrolling interests	(1,559)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(4,324)	—	—	(4,324)
Distributions to noncontrolling interests	—	—	—	—	—	—	(20,286)	(20,286)
Issuance of common stock	—	7,553	—	—	—	—	—	—
Vesting of restricted stock unit awards	—	66,306	1	(439)	—	—	—	(438)
Forfeitures of restricted stock awards	—	(13,117)	—	—	—	—	—	—
Equity-based compensation	—	—	—	11,246	—	—	—	11,246
Balance at June 30, 2025	$(1,751)	143,098,506	$1,431	$773,422	$(396)	$480,129	$393,540	$1,648,126
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
1.  Description of the Business and Basis of Presentation
Reporting Entity
Ardent Health, Inc. was initially formed in 2015 as a Delaware limited liability company. On July 17, 2024, Ardent Health
Partners, LLC converted from a Delaware limited liability company into a Delaware corporation in connection with its initial public offering and changed its name to Ardent Health Partners, Inc. Effective June 3, 2025, Ardent Health Partners, Inc.
changed its name to Ardent Health, Inc. Ardent Health, Inc. is a holding company that has affiliates that operate acute care hospitals and other healthcare facilities and employ physicians. The terms “Ardent,” the “Company,” “we,” “our” and “us,”
as used in these notes to the unaudited condensed consolidated financial statements, refer to Ardent Health, Inc. and its affiliates and on or prior to July 16, 2024, Ardent Health Partners, LLC and its affiliates, unless stated otherwise or indicated
by context. The term “affiliates” includes direct and indirect subsidiaries of Ardent and partnerships and joint ventures in which such subsidiaries are equity owners. At June 30, 2025, the Company operated 30 acute care hospitals in six states, including two rehabilitation hospitals and two surgical hospitals.
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
On July 17, 2024, in connection with the IPO and immediately prior to the effectiveness of the Company's registration statement on Form S-1, the Company converted from a Delaware limited liability company into a Delaware corporation by means of a statutory conversion (the “Corporate Conversion”) and changed its name to Ardent Health Partners, Inc. As a result of the Corporate Conversion, the outstanding limited liability company membership units and vested profits interest units were converted into 120,937,099 shares of common stock and outstanding unvested profits interest units were converted into 2,848,027 shares of restricted common stock. Immediately following the Corporate Conversion, ALH Holdings, LLC, a subsidiary of Ventas, Inc. ("Ventas"), a common unit holder that beneficially owned a percentage of the Company’s outstanding membership interests and maintained a seat on the Company’s board of managers, making Ventas a related party, contributed all of its outstanding common stock in AHP Health Partners, Inc. ("AHP Health Partners"), a direct subsidiary of the Company, to Ardent Health Partners, Inc. in exchange for 5,178,202 shares of common stock of Ardent Health Partners,
Inc. (the "ALH Contribution"). As a result of the ALH Contribution, AHP Health Partners became a wholly-owned subsidiary of Ardent Health Partners, Inc. The Corporate Conversion and the ALH Contribution have been retrospectively applied to prior periods herein for the purposes of calculating basic and diluted net income per share. The Company’s certificate of incorporation authorizes 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a $0.01 par value per share.
General and Administrative Costs
The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company include its corporate office costs and centralized corporate services such as human resources, information technology, and finance, which were $32.6 million and $29.1 million for the three months ended June 30, 2025 and 2024, respectively, and $67.5 million and $62.0 million for the six months ended June 30, 2025 and 2024, respectively.
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

As of June 30, 2025 and December 31, 2024, nine of the Company’s hospitals were owned and operated through LLCs that have been determined to be VIEs and were consolidated by the Company. Consolidated assets at June 30, 2025 and
December 31, 2024 included total assets of VIEs equal to $1.3 billion. The Company’s VIEs do not have creditors that have recourse to the Company. As the structure and nature of business are very similar for each of the LLCs, they are discussed and presented herein on a combined basis.
The total liabilities of VIEs included in the Company’s unaudited condensed consolidated balance sheets are shown below (in thousands):

	June 30, 2025	December 31, 2024
Current liabilities:
Current installments of long-term debt	$2,883	$2,266
Accounts payable	88,973	89,428
Accrued salaries and benefits	38,858	37,713
Other accrued expenses and liabilities	52,688	45,250
Total current liabilities	183,402	174,657
Long-term debt, less current installments	11,591	8,192
Long-term operating lease liability	105,917	108,897
Long-term operating lease liability, related party	9,370	9,423
Self-insured liabilities	680	676
Other long-term liabilities	4,750	4,595
Total liabilities	$315,710	$306,440
Income from operations before income taxes attributable to VIEs was $68.0 million and $76.7 million for the three months ended June 30, 2025 and 2024, respectively, and $130.6 million and $138.4 million for the six months ended June 30, 2025 and 2024, respectively.
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
Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation and change.
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
For the three months ended June 30, 2025 and 2024, these adjustments resulted in an increase to net patient service revenue of $0.3 million and a decrease to net patient service revenue of $0.5 million, respectively, and for the six months ended June
30, 2025, an increase to net patient service revenue of $9.2 million. The adjustments had no net impact to net patient service revenue for the six months ended June 30, 2024.
At June 30, 2025 and December 31, 2024, the Company’s settlements under reimbursement agreements with third party payors were a net receivable of $34.4 million and $1.9 million, respectively, of which a receivable of $63.0 million and
$42.6 million, respectively, was included in other current assets and a payable of $28.6 million and $40.7 million, respectively, was included in other accrued expenses and liabilities in the unaudited condensed consolidated balance sheets.
Final determination of amounts earned under prospective payment and other reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of the Company’s management, adequate provision has been made for any adjustments that may result from such reviews.
Subsequent adjustments that are determined to be the result of an adverse change in the patient’s or the payor’s ability to pay are recognized as bad debt expense. Bad debt expense for the three and six months ended June 30, 2025 and 2024 was not material to the Company.

The Company’s total revenue is presented in the following table (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Medicare	$643,757	39.1%	$578,163	39.3%	$1,239,394	39.5%	$1,147,646	39.4%
Medicaid	159,733	9.7%	155,334	10.6%	309,076	9.9%	311,612	10.7%
Other managed care	724,053	44.0%	634,476	43.1%	1,369,205	43.6%	1,247,593	42.9%
Self-pay and other	92,104	5.6%	77,914	5.3%	173,083	5.4%	155,132	5.4%
Net patient service revenue	$1,619,647	98.4%	$1,445,887	98.3%	$3,090,758	98.4%	$2,861,983	98.4%
Other revenue	25,633	1.6%	25,033	1.7%	51,756	1.6%	47,983	1.6%
Total revenue	$1,645,280	100.0%	$1,470,920	100.0%	$3,142,514	100.0%	$2,909,966	100.0%

The Company provides care without charge to certain patients who qualify under the local charity care policy of the hospital where the patient receives services. The Company estimates that its costs of care provided under its charity care programs approximated $35.6 million and $13.9 million for the three months ended June 30, 2025 and 2024, respectively, and $43.8 million and $33.6 million for the six months ended June 30, 2025 and 2024, respectively. The Company does not report a charity care patient’s charges in revenue as it is the Company’s policy not to pursue collection of amounts related to these patients, and therefore contracts with these patients do not exist.
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
Market Risks
The Company’s revenue is subject to potential regulatory and economic changes in certain states where the Company generates significant revenue. The following is an analysis by state of revenue as a percentage of the Company’s total revenue for those states in which the Company generates significant revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Oklahoma	22.5%	25.4%	23.5%	24.8%
New Mexico	20.2%	14.7%	17.2%	15.1%
Texas	34.8%	35.5%	36.1%	36.0%
New Jersey	9.6%	10.1%	10.1%	10.2%
Other	12.9%	14.3%	13.1%	13.9%
Total	100.0%	100.0%	100.0%	100.0%
Supplemental Programs
Several of the Company’s facilities participate in supplemental Medicaid reimbursement programs to offset a portion of the costs associated with providing care to Medicaid patients. These programs are funded with a combination of state and federal resources and may be in the form of payments, such as upper payment limit payments, that are intended to address the difference between traditional Medicaid fee-for-service payments and Medicare reimbursement rates, or payments under other programs that vary by state under Section 1115 waivers.  Additionally, many states have implemented directed payment programs to direct certain Medicaid managed care plan expenditures.  In most cases, these programs are authorized by the
Centers for Medicare & Medicaid Services ("CMS") for a specified period of time and subject to periodic extension or re-
approval.  Many of states in which we receive supplemental Medicaid payments have adopted assessments or taxes levied on healthcare providers to fund the non-federal portion of Medicaid programs. These payment programs are currently under the review of certain government agencies.  Additionally, some states have requested modifications to their existing supplemental payment programs during the annual renewal process with CMS.  .
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
On January 1, 2025, the Company completed the acquisitions of certain assets and operations of 18 urgent care clinics in New
Mexico and Oklahoma for a combined purchase price of $27.5 million. The consideration transferred on December 31, 2024, consisted solely of cash. Upon closing of the acquisitions, approximately $4.1 million was placed into escrow to cover potential working capital adjustments and to secure certain indemnification obligations pursuant to the terms of the purchase agreements. This escrow amount is included in the total purchase consideration of $27.5 million. Most of the combined purchase price for assets and operations acquired was recorded as goodwill with an immaterial portion allocated to identifiable assets acquired and liabilities assumed. The fair values of assets and liabilities recorded as of June 30, 2025 related to these acquisitions are provisional and will be finalized at the close of the measurement period.
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

	Carrying Amount		Fair Value
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Senior secured term loan facility	$774,292	$773,772	$777,195	$779,575
5.75% Senior Notes	$299,641	$299,596	$287,655	$289,110
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

The redeemable noncontrolling interests related to St. Francis at June 30, 2025 and December 31, 2024 have not been subsequently measured at fair value since the acquisition date in 2017. The noncontrolling interests are not currently redeemable and it is not probable that the noncontrolling interests will become redeemable as the possibility of the Company being excluded or suspended from participation in any federal or state government healthcare payor program is remote.
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
The Ventas Master Lease is a 20-year master lease agreement (with a renewal option for an additional 10 years) with certain subsidiaries of Ventas, pursuant to which the Company currently leases 10 of the Company’s hospitals. The Ventas Master
Lease includes an annual rent escalator equal to the lesser of four times the Consumer Price Index or 2.5%. In accordance with ASC 842, Leases, variable lease payments are excluded from the Company’s minimum rental payments used to determine the right-of-use assets and lease obligations and are recognized as expense when incurred. The Ventas Master
Lease includes a number of operating and financial restrictions on the Company. Management believes it was in compliance with all financial covenants as of June 30, 2025.
The Company recorded rent expense related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings of $37.8 million and $37.0 million for the three months ended June 30, 2025 and 2024, respectively, and $75.9 million and $74.2 million for the six months ended June 30, 2025 and 2024, respectively.
4.  Long-Term Debt and Financing Matters
Long-term debt consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Senior secured term loan facility	$774,292	$773,772
5.75% Senior Notes	299,641	299,596
Finance leases	28,650	20,907
Other debt	20,140	15,672
Deferred financing costs	(13,000)	(14,895)
Total debt	1,109,723	1,095,052
Less current maturities	(19,333)	(9,234)
Long-term debt, less current maturities	$1,090,390	$1,085,818
As of June 30, 2025 and December 31, 2024, the senior secured term loan facility reflected an original issue discount
(“OID”) of $3.2 million and $3.7 million, respectively. As of June 30, 2025 and December 31, 2024, the 5.75% Senior Notes
balance reflected an OID of $0.4 million.

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
In addition, the ABL Credit Agreement contains a springing financial covenant that requires the maintenance, after failure to maintain a specified minimum amount of availability to borrow under the senior secured asset-based revolving credit facility, of a minimum fixed charge coverage ratio of 1.00 to 1.00, as determined at the end of each fiscal quarter. Management believes that as of June 30, 2025 the Company maintained more than the minimum amount of availability under the senior secured asset-based revolving credit facility and, therefore, the minimum fixed charge ratio described herein was not applicable.
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
Future Installments
Future installments of long-term debt at June 30, 2025, excluding unamortized discounts and unamortized deferred financing costs, are as follows (in thousands):

2025 (remaining six months)	$9,444
2026	13,979
2027	7,801
2028	782,274
2029	303,790
Thereafter	9,002
Total	$1,126,290
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
On October 8, 2021, the Company executed interest rate swap agreements (the “October 2021 Agreements”) with Barclays
Bank PLC and Bank of America, N.A. as counterparties, with initial notional amounts totaling $529.0 million and an effective date of August 31, 2023 and expiring June 30, 2026. The notional amounts decline over time until expiration. Under the October 2021 Agreements, the Company was required to make monthly fixed rate payments at annual rates ranging from
1.53% to 1.55%, and the counterparties were obligated to make monthly floating rate payments to the Company based on one-month LIBOR, each subject to a floor of 0.50%. Effective August 31, 2023, the Company amended the October 2021
Agreements to adjust the fixed rates and replace the LIBOR floating interest rate options with Term SOFR floating rate options. Under the amended October 2021 Agreements, the Company is required to make monthly fixed rate payments at annual rates ranging from 1.47% to 1.48%, and the counterparties are obligated to make monthly floating rate payments to the Company based on one-month Term SOFR, each subject to a floor of 0.39%. As of June 30, 2025, the notional amounts under the October 2021 Agreements were $399.8 million.
On February 5, 2025, the Company executed new interest rate swap agreements (the "February 2025 Agreements") with
Truist Bank and Royal Bank of Canada, as counterparties, with an effective date of June 30, 2025 and expiring June 26, 2029.
As of the effective date, the notional amounts totaled $0.6 million, and will accrete up to $400.4 million by June 30, 2026, when the October 2021 Agreements expire. Under the February 2025 Agreements, the Company is required to make monthly fixed payments at annual rates ranging from 3.97% to 3.98% and the counterparties are required to make monthly floating rate payments to the Company based on one-month Term SOFR, each subject to a floor of 0.50%. As of June 30, 2025, the notional amounts under the February 2025 Agreements were $0.6 million.
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
The Company performs assessments of effectiveness for its cash flow hedges on a quarterly basis to confirm that the hedges continue to meet the highly effective criteria required to continue applying cash flow hedge accounting. During the six months ended June 30, 2025 and the year ended December 31, 2024, these hedges were highly effective. Accordingly, no unrealized gain or loss related to these hedges was reflected in the accompanying unaudited condensed consolidated income statements, and the change in fair value was included in AOCI as a component of equity. Realized gains and losses during the periods have been reclassified from AOCI to interest expense.
The following table presents the effects of derivatives in cash flow hedging relationships on the Company’s AOCI and earnings (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2025	2024	2025	2024
Unrealized (loss) income recognized	AOCI	$(2,960)	$2,052	$(7,946)	$8,139
Reclassification from AOCI into earnings	Interest expense, net	(2,890)	(5,103)	(5,765)	(10,239)
Net change in AOCI		$(5,850)	$(3,051)	$(13,711)	$(2,100)
In the 12 months following June 30, 2025, the Company estimates that an additional $7.3 million will be reclassified as a reduction to interest expense.
As of June 30, 2025 and December 31, 2024, the fair value of the Company’s interest rate swap agreements reflected a net liability balance of $0.5 million and a net asset balance of $13.2 million, respectively. The following table presents the fair value of the Company’s interest rate swap agreements as recorded in the unaudited condensed consolidated balance sheets (in thousands):

Classification	June 30, 2025	December 31, 2024
Assets:
Other current assets	$7,574	$9,914
Other assets	—	3,264
Total interest rate swap assets	7,574	13,178
Liabilities:
Other accrued expenses and liabilities	302	—
Other long-term liabilities	7,804	—
Total interest rate swap liabilities	8,106	—
Fair value of interest rate swap agreements	$(532)	$13,178
6. Income Taxes
The Company’s income tax provision was $26.3 million and $15.2 million, which equates to an effective tax rate of 21.6%
and 18.5%, for the three months ended June 30, 2025 and 2024, respectively. The Company’s income tax provision was
$41.5 million and $25.9 million, which equates to an effective tax rate of 21.2% and 18.7%, for the six months ended June
30, 2025 and 2024, respectively.
The Company follows the provisions of ASC 740, Income Taxes, regarding unrecognized tax benefits. At June 30, 2025 and
December 31, 2024, the Company had no accrual for unrecognized tax benefits.
As of June 30, 2025, the Company had no ongoing or pending federal examinations for prior years. The Company has outstanding federal income tax refund claims for the 2016 and 2018 tax years. At June 30, 2025, the refund claims totaled
$10.0 million and were included in other current assets on the Company’s unaudited condensed consolidated balance sheet.
These refund claims are subject to ongoing Joint Committee on Taxation reviews, as well as a statute waiver through
December 31, 2026 that has been agreed to for the years 2016 through 2018. As of June 30, 2025, the Company has accrued
$0.5 million of interest income related to the refund claim, which was included in the Company's income tax expense for the six months ended June 30, 2025. The Company’s tax years from 2021 through 2024 remain open to examination by federal and state taxing authorities.
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
Professional and General Liability
The total costs for professional and general liability losses are based on the Company’s premiums and retention costs, and were $24.3 million and $16.4 million for the three months ended June 30, 2025 and 2024, respectively, and $41.3 million and
$34.9 million for the six months ended June 30, 2025 and 2024, respectively.
Workers' Compensation and Occupational Injury Liability
The total amounts for workers’ compensation liability insurance are based on the Company’s premiums and retention costs, and were a benefit of $1.8 million and an expense of $0.9 million for the three months ended June 30, 2025 and 2024, respectively, and an expense of $0.5 million and $3.3 million for the six months ended June 30, 2025 and 2024, respectively.

8.  Employee Benefit Plans
Defined Contribution Plan
The Company maintains defined contribution retirement plans that cover its eligible employees. The Company incurred total costs related to the retirement plans of $13.2 million and $11.8 million for the three months ended June 30, 2025 and 2024, respectively, and $27.8 million and $25.0 million for the six months ended June 30, 2025 and 2024, respectively.
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
The total costs of employee health coverage were $45.5 million and $42.9 million for the three months ended June 30, 2025 and 2024, respectively, and $90.0 million and $86.7 million for the six months ended June 30, 2025 and 2024, respectively.
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
3:23-cv-01308 (M.D. Tenn.). The complaint for the consolidated class action, filed on behalf of approximately 38,000 individuals who allege their personal information and protected health information were affected by the Cybersecurity
Incident, generally asserts state common law claims of negligence, breach of implied contract, unjust enrichment, breach of fiduciary duty, and invasion of privacy with respect to how the Company managed sensitive data. On October 4, 2024, the
Company executed a settlement agreement to resolve the consolidated class action litigation. On October 9, 2024, the District
Court preliminarily approved the settlement. Plaintiffs filed a Motion for Final Approval of the Settlement (“Motion for Final
Approval”), which the Company did not oppose. Following a hearing on the Motion for Final Approval that was conducted on August 1, 2025, the Court ordered Class Counsel, the Settlement Administrator and the Company to implement the agreed upon settlement of the consolidated case. Pursuant to the settlement,  the Company will make settlement payments, the total of which will not have a material impact on the Company’s results of operations, financial position or liquidity. Upon entry of the Final Order, the clerk was ordered to close the case.

During the six months ended June 30, 2025, the Company received $21.5 million of business insurance recovery proceeds related to the Cybersecurity Incident, all of which was included in other non-operating gains on the Company's condensed consolidated income statement.  No business insurance recovery proceeds related to the Cybersecurity Incident were received during the three months ended June 30, 2025.
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
The CODM’s assessment of segment performance and allocation of segment resources is based on consolidated net income attributable to Ardent Health, Inc. The CODM uses this consolidated profitability measure to monitor budget versus actual results, compare Company profitability period-over-period and make capital investment decisions.
The following table presents the composition of consolidated net income attributable to Ardent Health, Inc. for the healthcare services segment, including significant expenses that are regularly provided to and reviewed by the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$1,645,280	$1,470,920	$3,142,514	$2,909,966
Less:
Employee salaries and benefits	646,401	597,135	1,279,244	1,191,330
Contract labor	25,296	26,923	50,105	54,237
Supplies	270,639	259,391	529,494	517,172
Medical professional fees	112,331	96,803	216,202	194,291
Contract services	184,681	175,100	361,667	342,306
Other segment items (1)	332,982	272,798	591,469	540,813
Net income attributable to Ardent Health, Inc.	$72,950	$42,770	$114,333	$69,817

(1)
Other segment items included in net income attributable to Ardent Health, Inc. for each of the periods presented primarily consists of rent expense, interest expense, depreciation and amortization, income tax expense, other operating expenses, other non-operating losses (gains) and net income attributable to noncontrolling interests.

The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. The accounting policies for the segment are consistent with the consolidated accounting policies provided in Note 2.
As of June 30, 2025 and December 31, 2024, all of the Company’s long-lived assets were located in the United States, and for the three and six months ended June 30, 2025 and 2024, all revenue was earned in the United States.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic:
Net income attributable to common stockholders	$72,950	$42,770	$114,333	$69,817
Weighted-average number of common shares	140,374,892	126,115,301	140,219,452	126,115,301
Net income per common share	$0.52	$0.34	$0.82	$0.55

Diluted:
Net income attributable to common stockholders	$72,950	$42,770	$114,333	$69,817
Weighted-average number of common shares	141,517,661	126,115,301	141,111,732	126,115,301
Net income per common share	$0.52	$0.34	$0.81	$0.55
The following table sets forth the components of the denominator for the computation of basic and diluted net income per share for net income attributable to Ardent Health, Inc. stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted-average number of common shares - basic	140,374,892	126,115,301	140,219,452	126,115,301
Effect of dilutive securities(1)	1,142,769	—	892,280	—
Weighted-average number of common shares - diluted	141,517,661	126,115,301	141,111,732	126,115,301
(1)The effect of dilutive securities does not reflect 850,744 and 641,768 weighted-average potential common shares from restricted stock awards and restricted stock units for the three and six months ended June 30, 2025, respectively, because their effect was antidilutive as calculated under the treasury stock method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly
Report on Form 10-Q for the quarter ended June 30, 2025 (this "Quarterly Report") and our audited consolidated financial statements for the year ended December 31, 2024 and related notes contained in the Annual Report. The following discussion includes forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-
looking statements. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included in the Annual Report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this Quarterly Report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
Unless otherwise indicated, all relevant financial and statistical information included herein relates to our consolidated operations. Additionally, unless the context indicates otherwise, Ardent Health, Inc. and its affiliates are referred to in this section as “we,” “our,” or “us.”
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
(4) effects of changes in healthcare policy or legislation, including the One Big Beautiful Bill Act (the "OBBBA") and any
other reforms that have or may be undertaken by the current presidential administration, and legal and regulatory restrictions on our hospitals that have physician owners; (5) the ability to achieve operating and financial targets, develop and execute mitigation plans to offset to the extent possible impacts from the OBBBA, the scheduled expiration of temporary enhanced subsidies for individuals eligible to purchase insurance coverage through health insurance marketplaces and imposition of tariffs, attain expected levels of patient volumes and revenues, and control the costs of providing services; (6) security threats, catastrophic events and other disruptions affecting our, our service providers’ or our joint venture (“JV”) partners’
information technology and related systems, which have adversely affected, and could in the future adversely affect, our relationships with patients and business partners and subject us to legal claims and liabilities, reputational harm and business disruption and adversely affect our financial condition; (7) the highly competitive nature of the healthcare industry and continued industry trends towards clinical transparency and value-based purchasing may impact our competitive position; (8)
inability to recruit and retain quality physicians, as well as increasing cost to contract with hospital-based physicians; (9)
changes to physician utilization practices and treatment methodologies and other factors outside our control that impact demand for medical services and may reduce our revenues and ability to grow profitability; (10) the effects related to the sequestration spending reductions pursuant to both the Budget Control Act of 2011 and the Pay-As-You-Go Act of 2010 and
the potential for future deficit reduction legislation; (11) continued industry trends toward value-based purchasing, third party payor consolidation and care coordination among healthcare providers; (12) inability to successfully complete acquisitions or strategic JVs or inability to realize all of the anticipated benefits; (13) liabilities because of professional liability and other claims brought against our hospitals, physician practices, outpatient facilities or other business operations; (14) exposure to certain risks and uncertainties by the JVs through which we conduct a significant portion of our operations, including anticipated synergies, of past acquisitions and the risk that transactions may not receive necessary government clearances;
(15) failure to obtain drugs and medical supplies at favorable prices or sufficient volumes; (16) operational, legal and financial risks associated with outsourcing functions to third parties; (17) our facilities are heavily concentrated in Texas and
Oklahoma, which makes us sensitive to regulatory, economic and competitive conditions and changes in those states; (18)
negative impact of severe weather, climate change, and other factors beyond our control, which could restrict patient access to care or cause one or more facilities to close temporarily or permanently; (19) risks related to the Ventas Master Lease and its restrictions and limitations on our business; (20) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms; (21) our failure to comply with complex laws and regulations applicable to the healthcare industry or to adjust our operations in response to changing laws and regulations; (22) the impact of governmental claims or governmental investigations, payor audits and litigation brought against our hospitals, physician practices, outpatient facilities or other business operations; (23) actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements; (24) the impact of a deterioration of public health conditions associated with a future pandemic, epidemic or outbreak of infectious disease; (25) inability to or delay in building, acquiring, selling, renovating or expanding our healthcare facilities; (26) failure to comply with federal and state laws relating to Medicare and Medicaid enrollment, permit, licensing and accreditation requirements; (27) the results of our efforts to use technology, including artificial intelligence and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience; (28) our status as a controlled company; (29) conflicts of interest between our controlling stockholder and other holders of our common stock; and (30) other risk factors described in our filings with the SEC, including the Annual Report.
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
These statements are subject to risks, uncertainties, and other factors described in the “Risk Factors” section of the Annual
Report. We operate in a competitive and rapidly changing environment where new risks and uncertainties can emerge, making it impossible to predict all potential impacts on our forward-looking statements. Consequently, actual results may differ materially from those described. The forward-looking statements pertain only to the date they are made, and we do not undertake any obligation to update them to reflect new information or events unless required by law. You are advised not to place undue reliance on these statements and to consult any additional disclosures we may provide through our other filings with the SEC, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.
Overview
Ardent is a leading provider of healthcare services in the United States, operating in eight growing mid-sized urban markets across six states: Texas, Oklahoma, New Mexico, New Jersey, Idaho and Kansas. We deliver care through a system of 30 acute care hospitals and approximately 280 sites of care with 1,875 employed and affiliated providers as of June 30, 2025.
Affiliated providers, which have increased 4.7% compared to June 30, 2024, are physicians and advanced practice providers with whom we contract for services through a professional services agreement or other independent contractor agreement.
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

Recent Developments
Regulatory Update
On July 4, 2025, Congress passed the OBBBA, its budget reconciliation act for fiscal year 2025. The OBBBA includes provisions that may impact our financial performance and may substantially modify certain state and federal statutes and regulations to which our operations are subject. The OBBBA provisions that may impact us have varying effective dates, and we are working to analyze their potential impact and timing. We are unable to predict whether or how future legislation, rulemaking, or judicial action will impact implementation of the OBBBA. Of particular relevance to us, the OBBBA may reduce the federal government’s overall Medicaid expenditures and tighten Medicaid eligibility requirements.  The law limits eligibility for Medicaid by imposing work or community engagement requirements for adults under 65 years old in Medicaid expansion states, including states with waiver-based expansions, subject to limited exceptions, and requires eligibility redeterminations at least every six months for the Medicaid expansion state population.  State compliance is required by
December 31, 2026.
In addition, the OBBBA includes significant changes to Medicaid funding mechanisms by restricting federal matching funds received by state Medicaid programs. The law prohibits states from establishing new provider assessments or taxes, or increasing the rates of existing provider assessments, for state fiscal years beginning after October 1, 2026, while also limiting the structure and application of such assessments. The OBBBA also directs the Department of Health and Human
Services to revise regulations governing state directed payment program arrangements to cap total payment rates paid by
Medicaid managed care organizations for certain services at Medicare payment rates instead of average commercial rates and imposed lower caps in Medicaid expansion states.  The revised regulations apply to state directed payment programs established on or after July 4, 2025 unless the program meets certain grandfathering criteria.  The OBBBA provides that payments under grandfathered programs will be reduced beginning January 1, 2028.
Because our facilities rely in part on reimbursement from federal health care programs, including Medicaid, for the reimbursement of services rendered, these changes may have a negative impact on our financial performance. Ongoing budgetary uncertainties and continued efforts to reduce the federal deficit may result in further payment reductions to both
Medicaid and Medicare programs.
In addition to changes made to federal healthcare programs, the OBBBA contains policy changes that are expected to decrease the number of individuals who obtain health insurance from Affordable Care Act marketplace exchanges. For example, the OBBBA effectively ends automatic renewals of coverage by requiring pre-enrollment verification of eligibility and restricts subsidized marketplace coverage based on immigration status.
Urgent Care Acquisitions
On January 1, 2025, we completed the acquisitions of certain assets and operations of 18 urgent care clinics in New Mexico and Oklahoma for a combined purchase price of $27.5 million. The consideration transferred on December 31, 2024, consisted solely of cash. Upon closing of the acquisitions, approximately $4.1 million was placed into escrow to cover potential working capital adjustments and to secure certain indemnification obligations pursuant to the terms of the purchase agreements. This escrow amount is included in the total purchase consideration of $27.5 million. Most of the combined purchase price for assets and operations acquired was recorded as goodwill with an immaterial portion allocated to identifiable assets acquired and liabilities assumed. The fair values of assets and liabilities recorded as of June 30, 2025 related to these acquisitions are provisional and will be finalized at the close of the measurement period.
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
Geographic Data
The information below provides an overview of our operations in certain markets as of June 30, 2025.
Texas. We operated 13 acute care hospital facilities (including one managed hospital that is owned by The University of
Texas Health Science Center at Tyler, an affiliate of The University of Texas System) with 1,436 licensed beds that serve the areas of Tyler, Amarillo and Killeen, Texas. For the six months ended June 30, 2025, we generated 36.1% of our total revenue in the Texas market.
Oklahoma. We operated eight acute care hospital facilities with 1,173 licensed beds that serve the Tulsa, Oklahoma area. For the six months ended June 30, 2025, we generated 23.5% of our total revenue in the Oklahoma market.
New Mexico. We operated five acute care hospital facilities with 619 licensed beds that serve the areas of Albuquerque and
Roswell, New Mexico. For the six months ended June 30, 2025, we generated 17.2% of our total revenue in the New Mexico market.
New Jersey. We operated two acute care hospital facilities with 476 licensed beds that serve the areas of Montclair and
Westwood, New Jersey. For the six months ended June 30, 2025, we generated 10.1% of our total revenue in the New Jersey market.
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
Total revenue — Total revenue for the three months ended June 30, 2025 increased $174.4 million, or 11.9%, compared to the same prior year period. The increase in total revenue for the three months ended June 30, 2025 consisted of an increase in net patient service revenue per adjusted admission of 10.2% and an increase in adjusted admissions of 1.6%, which reflected growth in admissions and emergency room visits of 6.6% and 0.2%, respectively, partially offset by a decrease in total surgeries of 0.2%. The increase in net patient service revenue per adjusted admission was primarily attributable to an increase in supplemental program revenue and reimbursement rates compared to the same prior year period.
Total revenue for the six months ended June 30, 2025 increased $232.5 million, or 8.0%, compared to the same prior year period. The increase in total revenue for the six months ended June 30, 2025 consisted of an increase in net patient service revenue per adjusted admission of 5.7% and an increase in adjusted admissions of 2.2%, which reflected growth in admissions and emergency room visits of 7.1% and 1.3%, respectively, partially offset by a decrease in total surgeries of
0.4%. The increase in net patient service revenue per adjusted admission was primarily attributable to increased supplemental program revenue and reimbursement rates compared to the same prior year period.
A key competitive strength and a significant component of our growth strategy has been our well-established and differentiated JV model, which has resulted in partnerships with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation. During the three months ended June 30, 2025 and
2024, total revenue related to these entities was $460.0 million and $435.2 million, respectively, which represented 28.0%
and 29.6%, respectively, of our total revenue for such periods. During the six months ended June 30, 2025 and 2024, total revenue related to these entities was $888.6 million and $851.1 million, respectively, which represented 28.3% and 29.2%, respectively, of our total revenue for such periods.
The following table provides the sources of our total revenue by payor:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Medicare	39.1%	39.3%	39.5%	39.4%
Medicaid	9.7%	10.6%	9.9%	10.7%
Other managed care	44.0%	43.1%	43.6%	42.9%
Self-pay and other	5.6%	5.3%	5.4%	5.4%
Net patient service revenue	98.4%	98.3%	98.4%	98.4%
Other revenue	1.6%	1.7%	1.6%	1.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating Results Summary for the Three Months Ended June 30, 2025
The following table sets forth the consolidated results of our operations expressed in dollars and as a percentage of total revenue for the periods presented.

	Three Months Ended June 30,
(Unaudited, dollars in thousands)	2025		2024
	Amount	%	Amount	%
Total revenue	$1,645,280	100.0%	$1,470,920	100.0%
Expenses:
Salaries and benefits	671,697	40.8%	624,058	42.4%
Professional fees	297,012	18.1%	271,903	18.5%
Supplies	270,639	16.4%	259,391	17.6%
Rents and leases	27,825	1.7%	24,986	1.7%
Rents and leases, related party	37,819	2.3%	36,965	2.5%
Other operating expenses	163,698	10.0%	115,319	7.9%
Interest expense	14,729	0.9%	18,160	1.2%
Depreciation and amortization	39,309	2.4%	36,312	2.5%
Loss on extinguishment and modification of debt	—	0.0%	1,898	0.1%
Other non-operating losses (gains)	560	0.0%	(255)	0.0%
Total operating expenses	1,523,288	92.6%	1,388,737	94.4%
Income before income taxes	121,992	7.4%	82,183	5.6%
Income tax expense	26,291	1.6%	15,222	1.0%
Net income	95,701	5.8%	66,961	4.6%
Net income attributable to noncontrolling interests	22,751	1.4%	24,191	1.7%
Net income attributable to Ardent Health, Inc.	$72,950	4.4%	$42,770	2.9%
Operating Results Summary for the Six Months Ended June 30, 2025
The following table sets forth, for the periods indicated, the consolidated results of our operations expressed in dollars and as a percentage of total revenue.

	Six Months Ended June 30,
(Unaudited, dollars in thousands)	2025		2024
	Amount	%	Amount	%
Total revenue	$3,142,514	100.0%	$2,909,966	100.0%
Expenses:
Salaries and benefits	1,329,349	42.3%	1,245,567	42.8%
Professional fees	577,869	18.4%	536,597	18.4%
Supplies	529,494	16.8%	517,172	17.8%
Rents and leases	55,586	1.8%	49,841	1.7%
Rents and leases, related party	75,869	2.4%	74,164	2.5%
Other operating expenses	294,465	9.5%	237,151	8.1%
Interest expense	28,905	0.9%	37,421	1.3%
Depreciation and amortization	75,510	2.4%	71,663	2.5%
Loss on extinguishment and modification of debt	—	0.0%	1,898	0.1%
Other non-operating gains	(20,723)	(0.7)%	(255)	0.0%
Total operating expenses	2,946,324	93.8%	2,771,219	95.2%
Income before income taxes	196,190	6.2%	138,747	4.8%
Income tax expense	41,524	1.3%	25,935	0.9%
Net income	154,666	4.9%	112,812	3.9%
Net income attributable to noncontrolling interests	40,333	1.3%	42,995	1.5%
Net income attributable to Ardent Health, Inc.	$114,333	3.6%	$69,817	2.4%

The following table provides information on certain drivers of our total revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	% Change	2024	2025	% Change	2024
Operating Statistics
Total revenue (in thousands)	$1,645,280	11.9%	$1,470,920	$3,142,514	8.0%	$2,909,966
Hospitals operated (at period end) (1)	30	0.0%	30	30	0.0%	30
Licensed beds (at period end) (2)	4,281	(0.1)%	4,287	4,281	(0.1)%	4,287
Utilization of licensed beds (3)	50%	8.7%	46%	50%	8.7%	46%
Admissions (4)	41,535	6.6%	38,958	82,924	7.1%	77,427
Adjusted admissions (5)	87,167	1.6%	85,763	171,703	2.2%	168,076
Inpatient surgeries (6)	9,840	9.2%	9,012	19,090	6.3%	17,958
Outpatient surgeries (7)	22,860	(3.8)%	23,758	44,572	(3.1)%	45,981
Emergency room visits (8)	156,622	0.2%	156,287	317,871	1.3%	313,869
Patient days (9)	194,738	8.8%	179,047	390,952	9.2%	358,173
Total encounters (10)	1,491,905	5.9%	1,408,970	2,942,534	4.3%	2,821,442
Average length of stay (11)	4.68	1.7%	4.60	4.71	1.7%	4.63
Net patient service revenue per adjusted admission (12)	$18,581	10.2%	$16,859	$18,001	5.7%	$17,028
(1)“Hospitals operated (at period end).” This metric represents the total number of hospitals operated by us at the end of the applicable period, irrespective of whether the hospital real estate is (i) owned by us, (ii) leased by us or (iii) held through a controlling interest in a JV. This metric includes the managed clinical operations of the hospital at UT Health North Campus in Tyler, Texas (“UT Health North Campus Tyler”), a hospital owned by The University of Texas Health
Science Center at Tyler (“UTHSCT”), an affiliate of The University of Texas System. Since we only manage the clinical operations of UT Health North
Campus Tyler, the financial results of such entity are not consolidated under Ardent Health, Inc.
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
Overview of the Three Months Ended June 30, 2025
Total revenue for the three months ended June 30, 2025 increased $174.4 million, or 11.9%, compared to the same prior year period. The increase in total revenue for the three months ended June 30, 2025 consisted of an increase in net patient service revenue per adjusted admission of 10.2% and an increase in adjusted admissions of 1.6%, which reflected growth in admissions and emergency room visits of 6.6% and 0.2%, respectively, partially offset by a decrease in total surgeries of

0.2%. The increase in net patient service revenue per adjusted admission was primarily attributable to increased supplemental program revenue and reimbursement rates compared to the same prior year period.
Total operating expenses increased $134.6 million, but decreased 1.8% as a percentage of total revenue for the three months ended June 30, 2025 compared to the same prior year period. The decrease in total operating expenses as a percentage of total revenue was driven primarily by an increase in supplemental program revenue compared to the same prior year period.  The decrease in total operating expense, as a percentage of total revenue, was partially offset by increases in provider assessments associated with supplemental government programs, equity-based compensation, and professional fees due to higher costs for hospital-based providers during the three months ended June 30, 2025, compared to the same prior year period.
Comparison of the Three Months Ended June 30, 2025 and 2024
Total revenue — Total revenue for the three months ended June 30, 2025 increased $174.4 million, or 11.9%, compared to the same prior year period. The increase in total revenue for the three months ended June 30, 2025 consisted of an increase in net patient service revenue per adjusted admission of 10.2% and an increase in adjusted admissions of 1.6%, which reflected growth in admissions and emergency room visits of 6.6% and 0.2%, respectively, partially offset by a decrease in total surgeries of 0.2%. The increase in net patient service revenue per adjusted admission was primarily attributable to increased supplemental program revenue and reimbursement rates compared to the same prior year period.
Salaries and benefits — Salaries and benefits, as a percentage of total revenue, were 40.8% for the three months ended June
30, 2025 compared to 42.4% for the same prior year period. The decrease in salaries and benefits, as a percentage of total revenue, was primarily attributable to an increase in supplemental program revenue compared to the same prior year period partially offset by an increase in equity-based compensation of $11.0 million.
Professional fees — Professional fees, as a percentage of total revenue, were 18.1% for the three months ended June 30, 2025 compared to 18.5% for the same prior year period.
Supplies — Supplies, as a percentage of total revenue, were 16.4% for the three months ended June 30, 2025 compared to
17.6% for the same prior year period. The decrease in supplies, as a percentage of total revenue, was primarily attributable to an increase in supplemental program revenue compared to the same prior year period.
Rents and leases — Rents and leases were $27.8 million and $25.0 million for the three months ended June 30, 2025 and
2024, respectively.
Rents and leases, related party — Rents and leases, related party, consisted of lease expense related to the Master Lease with
Ventas ("Ventas Master Lease"), under which we lease 10 of our facilities, and other lease agreements with Ventas for certain medical office buildings. Rents and leases, related party, were $37.8 million and $37.0 million for the three months ended
June 30, 2025 and 2024, respectively.
Other operating expenses — Other operating expenses, as a percentage of total revenue, were 10.0% for the three months ended June 30, 2025 compared to 7.9% for the same prior year period.  Other operating expenses are comprised primarily of repairs and maintenance, utility, insurance (including professional liability insurance) and provider assessments. The change in other operating expenses, as a percentage of total revenue, was primarily due to an increase in provider assessments associated with supplemental government programs during the three months ended June 30, 2025, compared to the same prior year period.
Interest expense — Interest expense was $14.7 million and $18.2 million for the three months ended June 30, 2025 and 2024, respectively.  On June 26, 2024, we executed an amendment to our ABL Credit Agreement and paid $100.0 million of the outstanding principal on our Term Loan B Facility.  The decrease in interest expense was attributable to the reduction in average outstanding principal of our Term Loan B Facility during the three months ended June 30, 2025 compared to the same prior year period.
Loss on extinguishment and modification of debt — In connection with the amendment to our ABL Credit Agreement and
$100.0 million payment on our Term Loan B Facility on June 26, 2024, we incurred a loss on the debt extinguishment of $1.9 million related to the write-off of existing deferred financing costs and original issue discounts for the three months ended
June 30, 2024.
Other non-operating losses (gains) — Other non-operating losses (gains) were a loss of $0.6 million and a gain of $0.3 million for the three months ended June 30, 2025 and 2024, respectively.

Income tax expense — We recorded income tax expense of $26.3 million, which equates to an effective tax rate of 21.6%, for the three months ended June 30, 2025 compared to income tax expense of $15.2 million, which equates to an effective tax rate of 18.5%, for the same prior year period. The increase in income tax expense was primarily driven by an increase in income before income taxes attributable to Ardent Health, Inc., which resulted in an increase in taxes at the federal statutory rate during the three months ended June 30, 2025 compared to the same prior year period.  Additionally, the effective tax rate was further impacted by permanent differences resulting from the disallowance of certain equity-based compensation incurred during the three months ended June 30, 2025.
Net income attributable to noncontrolling interests — During the three months ended June 30, 2025 and 2024, net income attributable to noncontrolling interests was $22.8 million and $24.2 million, respectively, and consisted primarily of $22.8 million and $22.4 million, respectively, of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated though limited liability companies and consolidated by us.  Income from operations before income taxes related to these limited liability companies ("LLCs") was $68.0 million and $76.7 million for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2024, the remaining portion of net income attributable to noncontrolling interests consisted of net income attributable to ALH Holdings, LLC’s (a subsidiary of
Ventas, a related party) minority interest in AHP Health Partners, our direct subsidiary, prior to the ALH Contribution in July
2024.
Overview of the Six Months Ended June 30, 2025
Total revenue for the six months ended June 30, 2025 increased $232.5 million, or 8.0%, compared to the same prior year period. The increase in total revenue for the six months ended June 30, 2025 consisted of an increase in net patient service revenue per adjusted admission of 5.7% and an increase in adjusted admissions of 2.2%, which reflected growth in admissions and emergency room visits of 7.1% and 1.3%, respectively, partially offset by a decrease in total surgeries of
0.4%. The increase in net patient service revenue per adjusted admission was primarily attributable to increased supplemental program revenue and reimbursement rates compared to the same prior year period.
Total operating expenses increased $175.1 million, but decreased 1.4% as a percentage of total revenue for the six months ended June 30, 2025 compared to the same prior year period.  The decrease in total operating expenses, as a percentage of total revenue, was primarily driven by an increase in supplemental program revenue compared to the same prior year period.
The decrease in total operating expense, as a percentage of total revenue, was partially offset by increases in provider assessments associated with supplemental government programs, equity-based compensation, and professional fees due to higher costs for hospital-based providers during the six months ended June 30, 2025, compared to the same prior year period.
Comparison of the Six Months Ended June 30, 2025 and 2024
Total revenue — Total revenue for the six months ended June 30, 2025 increased $232.5 million, or 8.0%, compared to the same prior year period. The increase in total revenue for the six months ended June 30, 2025 consisted of an increase in net patient service revenue per adjusted admission of 5.7% and an increase in adjusted admissions of 2.2%, which reflected growth in admissions and emergency room visits of 7.1% and 1.3%, respectively, partially offset by a decrease in total surgeries of 0.4%. The increase in net patient service revenue per adjusted admission was primarily attributable to increased supplemental program revenue and reimbursement rates compared to the same prior year period.
Salaries and benefits — Salaries and benefits, as a percentage of total revenue, were 42.3% for the six months ended June 30,
2025 compared to 42.8% for the same prior year period.
Professional fees — Professional fees, as a percentage of total revenue, were 18.4% for the six months ended June 30, 2025 compared to 18.4% for the same prior year period.
Supplies — Supplies, as a percentage of total revenue, were 16.8% for the six months ended June 30, 2025 compared to
17.8% for the same prior year period. The decrease in supplies expense, as a percentage of total revenue, was attributable to ongoing service line optimization efforts and execution on various supply chain cost reduction initiatives, including improved inventory management, standardized surgical supply procurement and strategic sourcing.  The decrease in supplies, as a percentage of total revenue, was also attributable to an increase in supplemental program revenue compared to the same prior year period.
Rents and leases — Rents and leases were $55.6 million and $49.8 million for the six months ended June 30, 2025 and 2024, respectively.

Rents and leases, related party — Rents and leases, related party, consisted of lease expense related to the Ventas Master
Lease and other lease agreements with Ventas for certain medical office buildings. Rents and leases, related party, were $75.9 million and $74.2 million for the six months ended June 30, 2025 and 2024, respectively.
Other operating expenses — Other operating expenses, as a percentage of total revenue, were 9.5% for the six months ended
June 30, 2025 compared to 8.1% for the same prior year period.  The increase in other operating expenses, as a percentage of total revenue, was primarily due to an increase in provider assessments associated with supplemental government programs during the six months ended June 30, 2025 compared to the same prior year period.
Interest expense — Interest expense was $28.9 million and $37.4 million for the six months ended June 30, 2025 and 2024, respectively.  On June 26, 2024, we executed an amendment to our ABL Credit Agreement and paid $100.0 million of the outstanding principal on our Term Loan B Facility.  The decrease in interest expense was attributable to the reduction in average outstanding principal of our Term Loan B Facility during the six months ended June 30, 2025 compared to the same prior year period.
Loss on extinguishment and modification of debt — In connection with the amendment to our ABL Credit Agreement and
$100.0 million payment on our Term Loan B Facility on June 26, 2024, we incurred a loss on the debt extinguishment of $1.9 million related to the write-off of existing deferred financing costs and original issue discounts for the six months ended June
30, 2024.
Other non-operating gains — Other non-operating gains were $20.7 million and $0.3 million for the six months ended June
30, 2025 and 2024, respectively.  During the six months ended June 30, 2025, other non-operating gains included a gain on business interruption insurance proceeds of $21.5 million related to a cybersecurity incident that impacted our operations and information technology systems in November 2023 (the "Cybersecurity Incident").
Income tax expense — We recorded income tax expense of $41.5 million, which equates to an effective tax rate of 21.2%, for the six months ended June 30, 2025 compared to income tax expense of $25.9 million, which equates to an effective tax rate of 18.7%, for the same prior year period. The increase in income tax expense was primarily driven by an increase in income before income taxes attributable to Ardent Health, Inc., which resulted in an increase in taxes at the federal statutory rate during the six months ended June 30, 2025 compared to the same prior year period. Additionally, the effective tax rate was further impacted by permanent differences resulting from the disallowance of certain equity-based compensation incurred during the six months ended June 30, 2025 compared to same prior year period.
Net income attributable to noncontrolling interests — During six months ended June 30, 2025 and 2024, net income attributable to noncontrolling interests was $40.3 million and $43.0 million, respectively, and consisted primarily of $40.3 million and $40.1 million, respectively, of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated though LLCs and consolidated by us.  Income from operations before income taxes related to these LLCs was $130.6 million and $138.4 million for the six months ended June 30, 2025 and 2024, respectively.
For the six months ended June 30, 2024, the remaining portion of net income attributable to noncontrolling interests consisted of net income attributable to ALH Holdings, LLC’s (a subsidiary of Ventas, a related party) minority interest in AHP Health
Partners, our direct subsidiary, prior to the ALH Contribution in July 2024.
Supplemental Non-GAAP Information
We have included certain financial measures that have not been prepared in a manner that complies with U.S. generally accepted accounting principles (“GAAP”), including Adjusted EBITDA and Adjusted EBITDAR. We define these terms as follows:
Performance Measure
•“Adjusted EBITDA” is defined as net income plus (i) provision for income taxes, (ii) interest expense and (iii)
depreciation and amortization expense (or EBITDA), as adjusted to deduct noncontrolling interest earnings, and excludes the effects of loss on extinguishment and modification of debt; other non-operating losses (gains);
Cybersecurity Incident recoveries, net of incremental information technology and litigation costs; restructuring, exit and acquisition-related costs; expenses incurred in connection with the implementation of Epic Systems, our integrated health information technology system; equity-based compensation expense; and loss from disposed operations. See “Supplemental Non-GAAP  Performance Measure.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$95,701	$66,961	$154,666	$112,812
Adjusted EBITDA Addbacks:
Income tax expense	26,291	15,222	41,524	25,935
Interest expense	14,729	18,160	28,905	37,421
Depreciation and amortization	39,309	36,312	75,510	71,663
Noncontrolling interest earnings	(22,751)	(24,191)	(40,333)	(42,995)
Loss on extinguishment and modification of debt	—	1,898	—	1,898
Other non-operating losses (gains) (a)	560	(255)	777	(255)
Cybersecurity Incident recoveries, net (b)	—	—	(19,705)	—
Restructuring, exit and acquisition-related costs (c)	3,985	5,561	4,904	7,898
Epic expenses (d)	796	426	1,284	1,015
Equity-based compensation	11,246	226	20,509	738
Loss from disposed operations	7	1,982	33	1,986
Adjusted EBITDA	$169,873	$122,302	$268,074	$218,116
(a)Other non-operating losses (gains) include losses and gains realized on certain non-recurring events or events that are non-operational in nature.
(b)Cybersecurity Incident recoveries, net represent insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs.
(c)Restructuring, exit and acquisition-related costs represent (i) enterprise restructuring costs, including severance costs related to work force reductions of $3.3 million and $5.0 million for the three months ended June 30, 2025 and 2024, respectively, and $3.3 million and
$6.9 million for the six months ended June 30, 2025 and 2024, respectively, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.2 million for each of the three months ended June 30, 2025 and 2024, and $0.4 million for each of the six months ended June 30, 2025 and 2024, and (iii) third-party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions of $0.5 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $1.2 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.
(d)Epic expenses consist of various costs incurred in connection with the implementation of Epic, our health information technology system. These costs included professional fees of $0.8 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $1.3 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively.  Epic expenses do not include ongoing operating costs of the Epic system.
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
At June 30, 2025, we had total cash and cash equivalents of $540.6 million and available liquidity of $835.0 million.  Our available liquidity was comprised of $540.6 million of total cash and cash equivalents plus $294.4 million in available capacity under the ABL Credit Agreement, which is reduced by outstanding borrowings and outstanding letters of credit. In
June 2024, we amended the ABL Credit Agreement to increase commitments available thereunder by $100.0 million and extended its maturity date to June 26, 2029.  See "Senior Secured Credit Facilities" for additional information. At June 30,
2025, our net leverage ratio, as calculated under our ABL Credit Agreement and Term Loan B Credit Agreement, was 1.2x,
and our lease-adjusted net leverage ratio was 2.7x. Our lease adjusted net leverage is calculated as net debt as of June 30,
2025, plus 8.0x trailing twelve month REIT rent expense as of the end of the second quarter of 2025, divided by the trailing twelve month Adjusted EBITDAR as of June 30, 2025.

Cash Flows
The following table summarizes certain elements of the statements of cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$92,703	$105,749
Net cash used in investing activities	(69,369)	(70,507)
Net cash used in financing activities	(39,490)	(138,281)
Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2025 totaled $92.7 million compared to $105.7 million for the same prior year period. The decrease in operating cash flows during the six months ended June 30, 2025 was impacted by changes in net working capital of $70.1 million. The change in working capital was primarily driven by elevated cash collections during the same prior year period due to a return to standard billing and collections processing following the
Cybersecurity Incident in November 2023.  Working capital was further impacted by an increase in receivables attributable to supplemental reimbursement programs.
Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2025 totaled $69.4 million compared to $70.5 million for the same prior year period. Capital expenditures for non-acquisitions were $69.1 million and $62.8 million for the six months ended June 30, 2025 and 2024, respectively.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2025 totaled $39.5 million compared to cash flows used in financing activities of $138.3 million for the same prior year period.  Cash flows used in financing activities for the six months ended June 30, 2025 included distributions paid to noncontrolling interests of $39.5 million, payments of principal on long-term debt of $2.9 million, and payments of principal on insurance financing arrangements $6.5 million, which were partially offset by proceeds from insurance financing arrangements of $11.0 million.
Cash flows used in financing activities for the six months ended June 30, 2024 totaled $138.3 million and included payments of principal on long-term debt of $104.8 million, which includes a prepayment of $100.0 million on the $877.5 million outstanding borrowings under the Term Loan B Facility. Additionally, cash flows used in financing activities included distributions paid to noncontrolling interests of $31.7 million, and payments of principal on insurance financing arrangements of $4.3 million, and debt issuance cost of $2.4 million associated with the amended ABL Credit Agreement which increased commitments available under the ABL Facilities by $100.0 million. The cash flows used in financing activities were partially offset by proceeds from insurance financing arrangements of $6.0 million and by proceeds from long-term debt of $1.8 million.
Capital Expenditures
We make significant, targeted investments to maintain and modernize our facilities, introduce new technologies, and expand our service offerings. We expect to finance future capital expenditures with internally generated and borrowed funds. Capital expenditures for property and equipment were $69.1 million and $62.8 million for the six months ended June 30, 2025 and
2024, respectively.
Ventas Master Lease
Effective August 4, 2015, we sold the real property for ten of our hospitals to Ventas, which is a related party as, prior to our
IPO, it was a common unit holder of Ardent Health Partners, LLC and owned shares of common stock of AHP Health

Partners and had a representative serving on our board of managers. Concurrent with this transaction, we entered into a 20-
year master lease agreement that expires in August 2035 (with a renewal option for an additional ten years) to lease back the real estate. We lease ten of our hospitals pursuant to the Ventas Master Lease. As of June 30, 2025, following the consummation of the IPO and the underwriters’ exercise of their option to purchase additional shares, Ventas beneficially owned approximately 6.5% of our outstanding common stock.
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
We recorded rent expense of $37.8 million and $37.0 million for the three months ended June 30, 2025 and 2024, respectively, and $75.9 million and $74.2 million for the six months ended June 30, 2025 and 2024, respectively, related to the Ventas Master Lease and other lease agreements for certain medical office buildings with Ventas.
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
Contractual Obligations and Contingencies
The following table provides a summary of our commitments and contractual obligations for debt, minimum lease payment obligations under non-cancelable leases and other obligations as of June 30, 2025 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt obligations, with interest	$1,393,523	$47,777	$173,485	$1,156,863	$15,398
Deferred financing obligations, with interest	7,295	3,642	3,189	464	—
Operating leases	2,925,337	99,331	384,494	354,275	2,087,237
Estimated self-insurance liabilities	189,608	34,845	17,953	90,060	46,750
Total	$4,515,763	$185,595	$579,121	$1,601,662	$2,149,385
Outstanding letters of credit are required principally by certain insurers and states to collateralize our workers' compensation programs and self-insured retentions associated with our professional and general liability insurance programs. As of June 30,
2025, we maintained outstanding letters of credit of approximately $33.4 million, which included interest of $2.8 million.
Supplemental Non-GAAP Valuation Measure
Adjusted EBITDAR is a commonly used non-GAAP valuation measure used by our management, research analysts, investors and other interested parties to evaluate and compare the enterprise value of different companies in our industry.
Adjusted EBITDAR excludes: (1) certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future; (2) certain other adjustments that do not impact our enterprise value; and (3) rent expense payable to our REITs. We operate 30 acute care hospitals, 12 of which we lease from two REITs, Ventas and MPT, pursuant to long-
term lease agreements. Additionally, during 2022, we completed the sale of 18 medical office buildings to Ventas in exchange for $204.0 million and concurrently entered into agreements to lease the real estate back from Ventas over a 12-
year initial term with eight options to renew for additional five-year terms (the "MOB Transactions"). Our management views the long-term lease agreements with Ventas and MPT, as well as the MOB Transactions, as more like financing arrangements than true operating leases, with the rent payable to such REITs being similar to interest expense. As a result, our capital structure is different than many of our competitors, especially those whose real estate portfolio is predominately owned and not leased. Excluding the rent payable to such REITs allows investors to compare our enterprise value to those of other healthcare companies without regard to differences in capital structures, leasing arrangements and geographic markets, which can vary significantly among companies. Our management also uses Adjusted EBITDAR as one measure in determining the value of prospective acquisitions or divestitures. Finally, financial covenants in certain of our lease agreements, including the
Ventas Master Lease, use Adjusted EBITDAR as a measure of compliance.  Adjusted EBITDAR does not reflect our cash requirements for leasing commitments. As such, our presentation of Adjusted EBITDAR should not be construed as a performance or liquidity measure.

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

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2025	2025
Net income	$95,701	$154,666
Adjusted EBITDAR Addbacks:
Income tax expense	26,291	41,524
Interest expense	14,729	28,905
Depreciation and amortization	39,309	75,510
Noncontrolling interest earnings	(22,751)	(40,333)
Loss on extinguishment and modification of debt	—	—
Other non-operating losses (a)	560	777
Cybersecurity Incident recoveries, net (b)	—	(19,705)
Restructuring, exit and acquisition-related costs (c)	3,985	4,904
Epic expenses (d)	796	1,284
Equity-based compensation	11,246	20,509
Loss from disposed operations	7	33
Rent expense payable to REITs (e)	40,674	81,561
Adjusted EBITDAR	$210,547	$349,635
(a)Other non-operating losses include losses realized on certain non-recurring events or events that are non-operational in nature.
(b)Cybersecurity Incident recoveries, net represent insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs.
(c)Restructuring, exit and acquisition-related costs for the three and six months ended June 30, 2025 represent (i) enterprise restructuring costs, including severance costs related to work force reductions of $3.3 million and $3.3 million, respectively, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.2 million and $0.4 million, respectively, and (iii) third-party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions of $0.5 million and $1.2 million, respectively.
(d)Epic expenses consist of various costs incurred in connection with the implementation of Epic, our health information technology system. These costs included professional fees of $0.8 million and $1.3 million for the three and six months ended June 30, 2025, respectively.  Epic expenses do not include ongoing operating costs of the Epic system.
(e)Rent expense payable to REITs for the three and six months ended June 30, 2025 consists of rent expense of $37.8 million and $75.9 million, respectively, related to the Ventas Master Lease and other lease agreements with Ventas for medical office buildings and rent expense of $2.9 million and $5.7 million, respectively, related to a lease arrangement with MPT for the lease of Hackensack Meridian
Mountainside Medical Center.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At June 30, 2025, the following components of our Senior Secured Credit Facilities bore interest at variable rates at specified margins above either the agent bank’s alternate base rate or Term SOFR: (i) a $900.0 million, seven-year term loan;
and (ii) a $325.0 million, five-year asset-based revolving credit facility. As of June 30, 2025, we had outstanding variable rate debt of $767.0 million.
At June 30, 2025, we had interest rate swap agreements with notional amounts totaling $399.8 million and $0.6 million, expiring June 30, 2026 and June 26, 2029, respectively. Please refer to Note 5 to the Notes to Condensed Consolidated
Financial Statements included within this Quarterly Report for more information on the interest rate swap agreements. Under the October 2021 Agreements, expiring June 30, 2026, we are required to make monthly fixed rate payments at annual rates ranging from 1.47% to 1.48% and the counterparties are obligated to make monthly floating rate payments to us based on one-month Term SOFR, each subject to a floor of 0.39%. On February 5, 2025, we executed new interest rate swap agreements with an effective date of June 30, 2025 and expiring June 26, 2029. As of the effective date, the notional amounts totaled $0.6 million, and will accrete up to $400.4 million by June 30, 2026. We are required to make monthly fixed payments at annual rates ranging from 3.97% to 3.98% and the counterparties are required to make monthly floating rate payments to the Company based on one-month Term SOFR, each subject to a floor of 0.50%.
Although changes in the alternate base rate or Term SOFR would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our variable rate debt on our consolidated financial position, results of operations or cash flows would not be material. Based on the outstanding borrowings and impact of the interest rate swaps in place at June 30, 2025, a one percent change in the interest rate would result in a $3.8 million increase or decrease in our annual interest expense.
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
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the
Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the
Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2025, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2025 - April 30, 2025	—	$—	—	—
May 1, 2025 - May 31, 2025	2,920	13.70	—	—
June 1, 2025 - June 30, 2025	22,895	12.94	—	—
Total	25,815	$13.03	—	—

(1)	Represents 25,815 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock unit awards.
(2)	We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended June 30, 2025.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the
Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

Exhibit Number	Description

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2024)
3.1*	Certificate of Incorporation of the Company, as amended
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report Form 8-K filed on May 23, 2025)
31.1*	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a)
31.2*	Certification of Principal Financial Officer pursuant to SEC Rule 13a 14(a)/15d 14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ARDENT HEALTH, INC.

Date: August 6, 2025	By:	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)