Form 10-Q
period 2025-09-30
Ardent Health, Inc.
filed 2025-11-14
CIK 1756655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2025, the Registrant had 143,187,681 shares of common stock outstanding.

i

 ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$1,576,746	$1,449,817	$4,719,260	$4,359,783
Expenses:
Salaries and benefits	676,962	635,223	2,006,311	1,880,790
Professional fees	305,083	274,223	882,952	810,820
Supplies	275,881	251,862	805,375	769,034
Rents and leases	26,386	26,410	81,972	76,251
Rents and leases, related party	38,106	37,249	113,975	111,413
Other operating expenses	198,714	117,700	493,179	354,851
Interest expense	13,914	14,629	42,819	52,050
Depreciation and amortization	39,156	36,771	114,666	108,434
Loss on extinguishment and modification of debt	7,344	1,490	7,344	3,388
Other non-operating gains	(2,597)	(2,807)	(23,320)	(3,062)
Total operating expenses	1,578,949	1,392,750	4,525,273	4,163,969
(Loss) income before income taxes	(2,203)	57,067	193,987	195,814
Income tax (benefit) expense	(3,410)	11,062	38,114	36,997
Net income	1,207	46,005	155,873	158,817
Net income attributable to noncontrolling interests	24,685	19,683	65,018	62,678
Net (loss) income attributable to Ardent Health, Inc.	$(23,478)	$26,322	$90,855	$96,139

Net (loss) income per share:
Basic	$(0.17)	$0.19	$0.65	$0.74
Diluted	$(0.17)	$0.19	$0.64	$0.74
Weighted-average common shares outstanding:
Basic	141,226,862	137,107,595	140,569,409	129,877,510
Diluted	141,226,862	137,542,995	141,242,065	130,022,643
The accompanying notes are an integral part of these condensed consolidated financial statements.

 ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE (LOSS) INCOME STATEMENTS
Unaudited
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,207	$46,005	$155,873	$158,817
Other comprehensive loss
Change in fair value of interest rate swap	(3,029)	(10,180)	(16,740)	(12,280)
Other comprehensive loss before income taxes	(3,029)	(10,180)	(16,740)	(12,280)
Income tax benefit related to other comprehensive loss items	(791)	(2,657)	(4,369)	(3,205)
Other comprehensive loss, net of income taxes	(2,238)	(7,523)	(12,371)	(9,075)
Comprehensive (loss) income	(1,031)	38,482	143,502	149,742
Comprehensive income attributable to noncontrolling interests	24,685	19,683	65,018	62,678
Comprehensive (loss) income attributable to Ardent Health, Inc.	$(25,716)	$18,799	$78,484	$87,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share amounts)

	September 30, 2025 (1)	December 31, 2024 (1)
Assets
Current assets:
Cash and cash equivalents	$609,441	$556,785
Accounts receivable	729,414	743,031
Inventories	121,594	115,093
Prepaid expenses	130,882	113,749
Other current assets	366,129	304,093
Total current assets	1,957,460	1,832,751
Property and equipment, net	887,984	861,899
Operating lease right of use assets	292,206	248,040
Operating lease right of use assets, related party	919,124	929,106
Goodwill	877,509	852,084
Other intangible assets	90,090	76,930
Deferred income taxes	18,406	12,321
Other assets	111,594	142,969
Total assets	$5,154,373	$4,956,100

Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$19,342	$9,234
Accounts payable	381,853	401,249
Accrued salaries and benefits	275,607	295,117
Other accrued expenses and liabilities	266,352	239,824
Total current liabilities	943,154	945,424
Long-term debt, less current installments	1,087,023	1,085,818
Long-term operating lease liability	260,748	221,443
Long-term operating lease liability, related party	908,482	919,313
Self-insured liabilities	260,621	227,048
Other long-term liabilities	62,498	34,697
Total liabilities	3,522,526	3,433,743
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interests	(1,489)	1,158
Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 143,169,831 shares issued and outstanding as of September 30, 2025, and 142,747,818 shares issued and outstanding as of December 31, 2024	1,432	1,428
Additional paid-in capital	782,765	754,415
Accumulated other comprehensive (loss) income	(2,634)	9,737
Retained earnings	456,651	365,796
Equity attributable to Ardent Health, Inc.	1,238,214	1,131,376
Noncontrolling interests	395,122	389,823
Total equity	1,633,336	1,521,199
Total liabilities and equity	$5,154,373	$4,956,100
(1)  As of September 30, 2025 and December 31, 2024, the unaudited condensed consolidated balance sheets included total liabilities of consolidated variable interest entities of
$309.0 million and $306.4 million, respectively. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$155,873	$158,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,666	108,434
Other non-operating losses	1,275	—
Loss on extinguishment and modification of debt	515	2,158
Amortization of deferred financing costs and debt discounts	3,568	4,235
Deferred income taxes	14,884	1,690
Equity-based compensation	30,183	8,873
(Income) loss from non-consolidated affiliates	(1,409)	2,160
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	16,594	77,284
Inventories	(6,308)	(2,545)
Prepaid expenses and other current assets	(47,361)	(21,189)
Accounts payable and other accrued expenses and liabilities	(15,716)	(132,031)
Accrued salaries and benefits	(19,689)	(12,429)
Net cash provided by operating activities	247,075	195,457
Cash flows from investing activities:
Investment in acquisitions, net of cash acquired	—	(8,044)
Purchases of property and equipment	(127,909)	(106,234)
Other	(92)	(738)
Net cash used in investing activities	(128,001)	(115,016)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	208,656
Proceeds from insurance financing arrangements	15,607	10,797
Proceeds from long-term debt	—	3,600
Payments of principal on insurance financing arrangements	(10,751)	(7,370)
Payments of principal on long-term debt	(4,506)	(106,335)
Debt issuance costs	(2,573)	(2,450)
Payments of initial public offering costs	—	(8,636)
Distributions to noncontrolling interests	(62,366)	(53,138)
Other	(1,829)	—
Net cash (used in) provided by financing activities	(66,418)	45,124
Net increase in cash and cash equivalents	52,656	125,565
Cash and cash equivalents at beginning of period	556,785	437,577
Cash and cash equivalents at end of period	$609,441	$563,142

Supplemental Cash Flow Information:
Non-cash purchases of property and equipment	$13,509	$5,546
Offering costs not yet paid	$—	$898
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In thousands, except for unit and share amounts)

		Equity Attributable to Ardent Health, Inc.							Non- controlling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Units		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
		Units(*)	Amount	Shares	Amount
Balance at December 31, 2023	$7,302	484,922,828	$496,882	—	$—	$—	$18,561	$155,453	$404,118	$1,075,014
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	—	—	27,047	—	27,047
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	21,089	21,089
Net loss attributable to redeemable noncontrolling interests	(2,285)	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	703	—	—	703
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(14,256)	(14,256)
Vesting of Class C Units	—	464,853	512	—	—	—	—	—	—	512
Balance at March 31, 2024	$5,017	485,387,681	$497,394	—	$—	$—	$19,264	$182,500	$410,951	$1,110,109
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	—	—	42,770	—	42,770
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	25,540	25,540
Net loss attributable to redeemable noncontrolling interests	(1,349)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(2,255)	—	—	(2,255)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(17,401)	(17,401)
Vesting of Class C Units	—	522,002	226	—	—	—	—	—	—	226
Balance at June 30, 2024	$3,668	485,909,683	$497,620	—	$—	$—	$17,009	$225,270	$419,090	$1,158,989
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	—	—	26,322	—	26,322
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	20,960	20,960
Net loss attributable to redeemable noncontrolling interests	(1,277)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(7,523)	—	—	(7,523)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	—	13,800,000	138	198,984	—	—	—	199,122
Conversion of member units to common stock	—	(485,909,683)	(497,620)	128,963,328	1,290	536,291	—	—	(39,961)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(21,481)	(21,481)
Vesting of restricted stock unit awards	—	—	—	9,441	—	—	—	—	—	—
Tax withholding on vesting of restricted stock unit awards	—	—	—	(2,396)	—	(46)	—	—	—	(46)
Forfeiture of restricted stock awards	—	—	—	(34,531)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	8,135	—	—	—	8,135
Balance at September 30, 2024	$2,391	—	$—	142,735,842	$1,428	$743,364	$9,486	$251,592	$378,608	$1,384,478
(*) See Note 1, Description of the Business and Basis of Presentation - Initial Public Offering and Corporate Conversion, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(In thousands, except for share amounts)

		Equity Attributable to Ardent Health, Inc.					Non- controlling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
		Shares	Amount
Balance at December 31, 2024	$1,158	142,747,818	$1,428	$754,415	$9,737	$365,796	$389,823	$1,521,199
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	41,383	—	41,383
Net income attributable to noncontrolling interests	—	—	—	—	—	—	18,932	18,932
Net loss attributable to redeemable noncontrolling interests	(1,350)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(5,809)	—	—	(5,809)
Distributions to noncontrolling interests	—	—	—	—	—	—	(19,239)	(19,239)
Vesting of restricted stock unit awards	—	289,946	2	(1,063)	—	—	—	(1,061)
Equity-based compensation	—	—	—	9,263	—	—	—	9,263
Balance at March 31, 2025	$(192)	143,037,764	$1,430	$762,615	$3,928	$407,179	$389,516	$1,564,668
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	72,950	—	72,950
Net income attributable to noncontrolling interests	—	—	—	—	—	—	24,310	24,310
Net loss attributable to redeemable noncontrolling interests	(1,559)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(4,324)	—	—	(4,324)
Distributions to noncontrolling interests	—	—	—	—	—	—	(20,286)	(20,286)
Issuance of common stock	—	7,553	—	—	—	—	—	—
Vesting of restricted stock unit awards	—	66,306	1	(439)	—	—	—	(438)
Forfeitures of restricted stock awards	—	(13,117)	—	—	—	—	—	—
Equity-based compensation	—	—	—	11,246	—	—	—	11,246
Balance at June 30, 2025	$(1,751)	143,098,506	$1,431	$773,422	$(396)	$480,129	$393,540	$1,648,126
Net loss attributable to Ardent Health, Inc.	—	—	—	—	—	(23,478)	—	(23,478)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	24,423	24,423
Net income attributable to redeemable noncontrolling interests	262	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(2,238)	—	—	(2,238)
Distributions to noncontrolling interests	—	—	—	—	—	—	(22,841)	(22,841)
Vesting of restricted stock unit awards	—	91,710	1	(331)	—	—	—	(330)
Forfeitures of restricted stock awards	—	(20,385)	—	—	—	—	—	—
Equity-based compensation	—	—	—	9,674	—	—	—	9,674
Balance at September 30, 2025	$(1,489)	143,169,831	$1,432	$782,765	$(2,634)	$456,651	$395,122	$1,633,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
changed its name to Ardent Health, Inc. Ardent Health, Inc. is a holding company that has affiliates that operate acute care hospitals and other healthcare facilities and employ physicians. The terms “Ardent,” the “Company,” “we,” “our” and “us,”
as used in these notes to the unaudited condensed consolidated financial statements, refer to Ardent Health, Inc. and its affiliates and on or prior to July 16, 2024, Ardent Health Partners, LLC and its affiliates, unless stated otherwise or indicated
by context. The term “affiliates” includes direct and indirect subsidiaries of Ardent and partnerships and joint ventures in which such subsidiaries are equity owners. At September 30, 2025, the Company operated 30 acute care hospitals in six states, including two rehabilitation hospitals and two surgical hospitals.
Basis of Presentation
The financial statements include the unaudited condensed consolidated balance sheets, income statements, comprehensive
(loss) income statements, statements of cash flows and statements of changes in equity of the Company and its affiliates, which are controlled by the Company through the Company’s direct or indirect ownership of a majority equity interest and rights granted to the Company through certain variable interests. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included.
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
General and Administrative Costs
The majority of the Company’s expenses are "cost of revenue" items. Costs that could be classified as general and administrative by the Company include its corporate office costs and centralized corporate services such as human resources, information technology, and finance, which were $36.5 million and $33.7 million for the three months ended September 30,
2025 and 2024, respectively, and $104.0 million and $95.7 million for the nine months ended September 30, 2025 and 2024, respectively.
2.  Summary of Significant Accounting Policies
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU")
2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and provide disaggregated information about significant reconciling items by jurisdiction and by nature. ASU 2023-09 also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions and includes several other changes to income tax disclosure requirements. This standard is effective for annual periods beginning after December 15,
2024, and requires prospective application with the option to apply it retrospectively. The adoption of this guidance will not affect the Company’s consolidated results of operations, financial position or cash flows. The Company is currently evaluating the standard to determine its impact on the Company’s disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350):
Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which modernizes the current internal-use software accounting guidance by removing all references to software project development stages. Under ASU
2025-06, an entity begins capitalizing software costs when (i) management has implicitly or explicitly authorized and committed to funding a computer software project and (ii) it is probable the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating this new standard, but does not expect it to have a significant impact on its financial statement presentation or results of operations.
Variable Interest Entities
GAAP requires variable interest entities ("VIEs") to be consolidated if an entity’s interest in the VIE is a controlling financial interest in accordance with Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810"). Under the variable interest model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses, or the right to receive the benefits, from the VIE that could potentially be significant to the VIE.
The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE could cause the Company’s consolidation conclusion to change. The consolidation status of the VIEs with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively.

The Company, through its wholly-owned subsidiaries, owns majority interests in certain limited liability companies
("LLCs"), with each LLC owning and operating one or more hospitals. The noncontrolling interest is typically owned by a not-for-profit medical system, university, academic medical center or foundation or combination thereof (individually or collectively referred to as "minority member"). The employees that work for the LLC and the related hospital(s) are employees of the Company, and the Company manages the day-to-day operations of the LLC and the hospital(s) pursuant to a management services agreement ("MSA").
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

As of September 30, 2025 and December 31, 2024, nine of the Company’s hospitals were owned and operated through LLCs that have been determined to be VIEs and were consolidated by the Company. Consolidated assets at September 30, 2025 and
December 31, 2024 included total assets of VIEs equal to $1.3 billion. The Company’s VIEs do not have creditors that have recourse to the Company. As the structure and nature of business are very similar for each of the LLCs, they are discussed and presented herein on a combined basis.
The total liabilities of VIEs included in the Company’s unaudited condensed consolidated balance sheets are shown below (in thousands):

	September 30, 2025	December 31, 2024
Current liabilities:
Current installments of long-term debt	$2,949	$2,266
Accounts payable	87,862	89,428
Accrued salaries and benefits	35,256	37,713
Other accrued expenses and liabilities	56,059	45,250
Total current liabilities	182,126	174,657
Long-term debt, less current installments	10,829	8,192
Long-term operating lease liability	101,880	108,897
Long-term operating lease liability, related party	9,342	9,423
Self-insured liabilities	680	676
Other long-term liabilities	4,107	4,595
Total liabilities	$308,964	$306,440
Income from operations before income taxes attributable to VIEs was $75.7 million and $68.6 million for the three months ended September 30, 2025 and 2024, respectively, and $206.3 million and $207.0 million for the nine months ended
September 30, 2025 and 2024, respectively.
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
Overview
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
Change in Accounting Estimate
During the three months ended September 30, 2025, a change in accounting estimate resulting from a modification to the technique used to estimate the collectability of accounts receivable and new information provided by recently completed hindsight evaluations of historical collection trends resulted in a decrease in revenue of $42.6 million. During the three months ended September 30, 2025, the Company implemented a new revenue accounting system that provided management with additional information to more precisely estimate the collectability of accounts receivable, particularly with respect to more timely consideration of payor denial and payment trends. The detailed information provided by the new system during the three months ended September 30, 2025, along with the Company's recently completed analysis of historical collection trends, indicated the current collection estimate differed from historical collection estimates thereby resulting in a change in accounting estimate in accordance with ASC 250-10, Accounting Changes and Error Corrections, to be accounted for during the three months ended September 30, 2025 (the period of change).
Contractual Adjustments, Discounts and Cost Report Settlements
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
The Company’s revenue is based upon the estimated amounts the Company expects to be entitled to receive from patients and third party payors. Estimates of contractual adjustments under managed care insurance plans are based upon the estimated contractual reimbursement percentage. Revenue related to uninsured patients and copayment and deductible amounts for patients who have healthcare coverage may have discounts applied (uninsured discounts and other discounts).
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
Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation and adjustment.
Estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the "cost report" filing and settlement process). Settlements under reimbursement agreements with third party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare, Medicaid and other third party payor programs often occurs in subsequent years because of audits by the programs, rights of appeal, and the application of technical provisions. Settlements are considered in the recognition of net patient service revenue on an estimated basis in the period the related services are rendered, and such amounts are subsequently adjusted in future periods as adjustments become known or as years are no longer subject to such audits and reviews. Differences between original estimates and subsequent revisions, including final settlements, are included in the results of operations of the period in which the revisions are made.
These adjustments resulted in an increase to net patient service revenue of  $4.5 million and $4.9 million for the three months ended September 30, 2025 and 2024, respectively, and an increase to net patient service revenue of $13.7 million and $4.9 million for the nine months ended September 30, 2025 and 2024, respectively.
At September 30, 2025 and December 31, 2024, the Company’s settlements under reimbursement agreements with third party payors were a net payable of $7.6 million and a net receivable of $1.9 million, respectively, of which a receivable of
$30.9 million and $42.6 million, respectively, was included in other current assets and a payable of $38.5 million and
$40.7 million, respectively, was included in other accrued expenses and liabilities in the unaudited condensed consolidated balance sheets.
Final determination of amounts earned under prospective payment and other reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of the Company’s management, adequate provision has been made for any adjustments that may result from such reviews.
Subsequent adjustments that are determined to be the result of an adverse change in the patient’s or the payor’s ability to pay are recognized as bad debt expense. Bad debt expense for the three and nine months ended September 30, 2025 and 2024 was not material to the Company.
Payor Mix
The Company’s total revenue is presented in the following table (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Medicare	$599,491	38.0%	$561,491	38.7%	$1,838,885	38.9%	$1,709,137	39.3%
Medicaid	154,120	9.8%	148,448	10.2%	463,196	9.9%	460,060	10.6%
Other managed care	701,279	44.5%	627,112	43.3%	2,070,484	43.9%	1,874,705	43.0%
Self-pay and other	86,307	5.4%	79,390	5.5%	259,390	5.5%	234,522	5.2%
Net patient service revenue	$1,541,197	97.7%	$1,416,441	97.7%	$4,631,955	98.2%	$4,278,424	98.1%
Other revenue	35,549	2.3%	33,376	2.3%	87,305	1.8%	81,359	1.9%
Total revenue	$1,576,746	100.0%	$1,449,817	100.0%	$4,719,260	100.0%	$4,359,783	100.0%

Charity Care
The Company provides care without charge to certain patients who qualify under the local charity care policy of the hospital where the patient receives services. The Company estimates that its costs of care provided under its charity care programs approximated $6.4 million and $8.2 million for the three months ended September 30, 2025 and 2024, respectively, and
$50.2 million and $41.8 million for the nine months ended September 30, 2025 and 2024, respectively. The Company does not report a charity care patient’s charges in revenue as it is the Company’s policy not to pursue collection of amounts related to these patients, and therefore contracts with these patients do not exist.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Oklahoma	23.8%	24.7%	23.6%	24.8%
New Mexico	17.0%	13.7%	17.1%	14.6%
Texas	35.3%	37.4%	35.8%	36.4%
New Jersey	10.3%	10.1%	10.2%	10.2%
Other	13.6%	14.1%	13.3%	14.0%
Total	100.0%	100.0%	100.0%	100.0%
Supplemental Programs
Several of the Company’s facilities participate in supplemental Medicaid reimbursement programs to offset a portion of the costs associated with providing care to Medicaid patients. These programs are funded with a combination of state and federal resources and may be in the form of payments, such as upper payment limit payments, that are intended to address the difference between traditional Medicaid fee-for-service payments and Medicare reimbursement rates, or payments under other programs that vary by state under Section 1115 waivers. Additionally, many states have implemented directed payment programs to direct certain Medicaid managed care plan expenditures. In most cases, these programs are authorized by the
Centers for Medicare & Medicaid Services ("CMS") for a specified period of time and subject to periodic extension or re-
approval. Many of the states in which we receive supplemental Medicaid payments have adopted assessments or taxes levied on healthcare providers to fund the non-federal portion of Medicaid programs. These payment programs are currently under the review of certain government agencies. Additionally, some states have requested modifications to their existing supplemental payment programs during the annual renewal process with CMS.
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
On January 1, 2025, the Company completed the acquisitions of certain assets and operations of 18 urgent care clinics in New
Mexico and Oklahoma for a combined purchase price of $27.5 million. The consideration transferred on December 31, 2024, consisted solely of cash. Upon closing of the acquisitions, approximately $4.1 million was placed into escrow to cover potential working capital adjustments and to secure certain indemnification obligations pursuant to the terms of the purchase agreements. This escrow amount is included in the total purchase consideration of $27.5 million. Most of the combined purchase price for assets and operations acquired was recorded as goodwill with an immaterial portion allocated to identifiable assets acquired and liabilities assumed. The fair values of assets and liabilities recorded as of September 30, 2025 related to these acquisitions are provisional and will be finalized at the close of the measurement period.
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
The carrying amounts and fair values of the Company’s senior secured term loan facility and its 5.75% Senior Notes due
2029 (the "5.75% Senior Notes") were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Senior secured term loan facility	$772,256	$773,772	$773,221	$779,575
5.75% Senior Notes	$299,664	$299,596	$294,045	$289,110
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
In accordance with ASC 810, holders of noncontrolling interests are considered to be equity holders in the consolidated company, pursuant to which noncontrolling interests are classified as part of equity, unless the noncontrolling interests are redeemable. Certain redemptive features associated with the noncontrolling interests for The University of Kansas Health
System – St. Francis Campus ("St. Francis") could require the Company to deliver cash if the redemptive features are exercised. These redemptive features could be exercised upon, among other things, the Company’s exclusion or suspension from participation in any federal or state government healthcare payor program. Therefore, the noncontrolling interests balance for St. Francis is classified outside the permanent equity section of the Company’s unaudited condensed consolidated balance sheets.

The redeemable noncontrolling interests related to St. Francis at September 30, 2025 and December 31, 2024 have not been subsequently measured at fair value since the acquisition date in 2017. The noncontrolling interests are not currently redeemable and it is not probable that the noncontrolling interests will become redeemable as the possibility of the Company being excluded or suspended from participation in any federal or state government healthcare payor program is remote.
Earnings Per Share
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average common shares outstanding during the period. Diluted net income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as unvested restricted stock units, were exercised and converted into shares. Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average common shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential shares had been issued and were dilutive.
3.  Related Party Transactions
Effective August 4, 2015, Ventas acquired ownership of the Company’s real estate in exchange for a $1.4 billion payment from Ventas and the Company’s agreement to lease the acquired real estate back from Ventas (the “Ventas Master Lease”).

The Ventas Master Lease is a 20-year master lease agreement (with a renewal option for an additional 10 years) with certain subsidiaries of Ventas, pursuant to which the Company currently leases 10 of the Company’s hospitals. The Ventas Master
Lease includes an annual rent escalator equal to the lesser of four times the Consumer Price Index or 2.5%. In accordance with ASC 842, Leases, variable lease payments are excluded from the Company’s minimum rental payments used to determine the right-of-use assets and lease obligations and are recognized as expense when incurred. The Ventas Master
Lease includes a number of operating and financial restrictions on the Company. Management believes the Company was in compliance with all financial covenants as of September 30, 2025.
The Company recorded rent expense related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings of $38.1 million and $37.2 million for the three months ended September 30, 2025 and 2024, respectively, and $114.0 million and $111.4 million for the nine months ended September 30, 2025 and 2024, respectively.
4.  Long-Term Debt and Financing Matters
Long-term debt consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Senior secured term loan facility	$772,256	$773,772
5.75% Senior Notes	299,664	299,596
Finance leases	25,993	20,907
Other debt	20,410	15,672
Deferred financing costs	(11,958)	(14,895)
Total debt	1,106,365	1,095,052
Less current maturities	(19,342)	(9,234)
Long-term debt, less current maturities	$1,087,023	$1,085,818
As of September 30, 2025 and December 31, 2024, the senior secured term loan facility reflected an original issue discount
("OID") of $5.2 million and $3.7 million, respectively. As of September 30, 2025 and December 31, 2024, the 5.75% Senior
Notes balance reflected an OID of $0.3 million and $0.4 million, respectively.
Senior Secured Credit Facilities
On August 24, 2021, the Company entered into a credit agreement (the "Term Loan B Credit Agreement") for its senior secured term loan facility (the "Term Loan B Facility"), which provided funding up to a principal amount of $900.0 million with a seven-year maturity. Principal under the Term Loan B Facility was due in consecutive equal quarterly installments of
0.25% of the initial $900.0 million principal amount as of the execution of the credit agreement (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon maturity of the Term
Loan B Facility. The proceeds from the Term Loan B Facility were used to prepay in full the Company's then-outstanding
$825.0 million senior secured term loan facility, including any accrued and unpaid interest, fees and other expenses related to the transaction. On June 8, 2023, the Company amended the Term Loan B Credit Agreement to replace the London Interbank
Offered Rate ("LIBOR") with the Term Secured Overnight Financing Rate ("SOFR") and Daily Simple SOFR (each as defined in the amended Term Loan B Credit Agreement) as the reference interest rate. On June 26, 2024, the Company used cash on hand to prepay $100.0 million of the $877.5 million outstanding principal on the Term Loan B Facility, which prepaid all remaining required quarterly principal payments; no modification was made to the Term Loan B Credit
Agreement as a result of this prepayment. Effective July 19, 2024, pursuant to the terms of the Term Loan B Credit
Agreement and as a result of the IPO, the applicable margin was automatically reduced by 25 basis points to 3.25% over
Term SOFR and 2.25% over the base rate. On September 18, 2024, the Company executed an amendment to reprice its Term
Loan B Credit Agreement. The repricing reduced the applicable interest rate by 50 basis points from Term SOFR plus 3.25%
to Term SOFR plus 2.75% and from the base rate plus 2.25% to the base rate plus 1.75%, and it eliminated the credit spread adjustment. No modifications were made to the maturity of the loans as a result of the repricing, and all other terms of the
Term Loan B Credit Agreement were substantially unchanged. On September 18, 2025, the Company executed an amendment to refinance the outstanding term loans under its Term Loan B Credit Agreement. The amendment (i) reduced the applicable interest rate by 50 basis points from Term SOFR plus 2.75% to Term SOFR plus 2.25% and from the base rate plus 1.75% to the base rate plus 1.25%, (ii) extended the maturity date to September 18, 2032, (iii) increased the baskets for certain fixed dollar negative covenants and (iv) reestablished principal payments under the amended Term Loan B Facility, which are due in consecutive equal quarterly installments of 0.25% of the refinanced $777.5 million principal amount beginning on December 31, 2025 (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon the new maturity date in September 2032.
Effective July 8, 2021, the Company entered into an amended and restated senior credit agreement for its $225.0 million senior secured asset-based revolving credit facility (the "ABL Credit Agreement"). The ABL Credit Agreement consisted of a
$225.0 million senior secured asset-based revolving credit facility with a five-year maturity. On April 21, 2023, the Company amended the ABL Credit Agreement to replace LIBOR with the Term SOFR and Daily Simple SOFR (each as defined in the amended ABL Credit Agreement) as the reference interest rate. On June 26, 2024, the Company amended the ABL Credit
Agreement to increase the revolving commitment to $325.0 million and extend its maturity date to June 26, 2029. On
September 18, 2025, the Company further amended the ABL Credit Agreement to align its covenants to those in the amended
Term Loan B Credit Agreement.
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
In addition, the ABL Credit Agreement contains a springing financial covenant that requires the maintenance, after failure to maintain a specified minimum amount of availability to borrow under the senior secured asset-based revolving credit facility, of a minimum fixed charge coverage ratio of 1.00 to 1.00, as determined at the end of each fiscal quarter. Management believes that, as of September 30, 2025, the Company maintained more than the minimum amount of availability under the senior secured asset-based revolving credit facility and, therefore, the minimum fixed charge ratio described herein was not applicable.
Borrowings under the Term Loan B Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) a base rate (the "base rate") determined by reference to the highest of (a) the federal funds effective rate plus 0.50%, (b) the rate last quoted by Bank of America as the "Prime Rate" in the United States for U.S. dollar loans, and (c) Term SOFR applicable for an interest period of one month (not to be less than 0.50% per annum), plus 1.00% per annum, in each case, plus an applicable margin, or (ii) Term SOFR (not to be less than 0.50% per annum) for the interest period selected, in each case, plus an applicable margin. The current applicable margin under the Term Loan B Credit Agreement is equal to 1.25% for base rate borrowings and 2.25% for Term SOFR borrowings.
The $325.0 million senior secured asset-based revolving credit facility is comprised of two tranches: (1) a $275.0 million non-UT Health East Texas borrowers’ tranche and (2) a $50.0 million UT Health East Texas borrowers’ tranche available to the Company’s East Texas Health System, LLC subsidiary (collectively referred to as the "ABL Facilities"). At the election of the borrowers under the applicable ABL Facility loan, the interest rate per annum applicable to loans under the ABL
Facilities is based on a fluctuating rate of interest determined by reference to either (i) the base rate determined by reference to the highest of (A) the federal funds effective rate plus 0.50%, (B) the rate last quoted by The Wall Street Journal as the
"Prime Rate" in the United States for U.S. dollar loans from time to time, and (C) Term SOFR (as adjusted for any applicable statutory reserve rate) applicable for an interest period of one month, plus 1.00% per annum, in each case, plus an applicable margin, or (ii) the higher of Term SOFR or 0.00% per annum for the interest period selected, in each case, plus an applicable margin. The applicable margin is determined based on the percentage of the average daily availability of the ABL Facilities.
The applicable margin for the non-UT Health East Texas ABL Facility loan ranges from 0.5% to 1.0% for base rate borrowings and 1.5% to 2.0% for Term SOFR borrowings. The applicable margin for the UT Health East Texas ABL Facility loan ranges from 1.5% to 2.0% for base rate borrowings and 2.5% to 3.0% for Term SOFR borrowings.
The Term Loan B Facility and ABL Facilities are collectively referred to herein as the "Senior Secured Credit Facilities."
The Senior Secured Credit Facilities are guaranteed by the Company and certain of the Company’s subsidiaries. Guarantees of the Company’s subsidiaries that are tenants under the Ventas Master Lease ("Tenants") are limited to (i) the Term Loan B
Facility and (ii) the obligations of the loan parties under the ABL Facilities (excluding any obligations of the entities that constitute the UT Health East Texas system). In addition, the guarantees of the Tenants with respect to the indebtedness incurred under both the Term Loan B Facility and ABL Facilities are subject to an aggregate dollar cap amount.

The non-UT Health East Texas ABL Facility is secured by first priority liens over substantially all of the Company’s and each guarantor’s accounts and other receivables, chattel paper, deposit accounts and securities accounts, general intangibles, instruments, investment property, commercial tort claims and letters of credit relating to the foregoing, along with books, records and documents, and proceeds thereof, subject to certain exceptions (the "ABL Priority Collateral"), and a second priority lien over substantially all of the Company’s and each guarantor’s other assets (including all of the capital stock of the domestic guarantors), subject to certain exceptions (the "Term Priority Collateral"). The obligations of the UT Health East
Texas ABL Facility and obligations in excess of the maximum aggregate dollar cap amount permitted to be guaranteed by the
Tenants under the Term Loan B Facility and ABL Facilities, in each case, are not secured by the assets of the subsidiaries that are also Tenants.
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
5.75% Senior Notes due 2029
On July 8, 2021, AHP Health Partners (the "Issuer") issued the 5.75% Senior Notes, which mature on July 15, 2029, pursuant to an indenture (the "2029 Notes Indenture"). The 2029 Notes Indenture provides that the 5.75% Senior Notes are general senior unsecured obligations of the Issuer and are unconditionally guaranteed on a senior unsecured basis by the Company and certain subsidiaries of the Issuer. In addition, the guarantees of the Tenants are subject to an aggregate dollar cap amount.
The 5.75% Senior Notes are subordinate to the Senior Secured Credit Facilities.
The 5.75% Senior Notes bear interest at a rate of 5.75% per annum, which is payable semi-annually, in cash in arrears, on
January 15 and July 15 of each year.
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

Future Installments
Future installments of long-term debt at September 30, 2025, excluding unamortized discounts and unamortized deferred financing costs, are as follows (in thousands):

2025 (remaining three months)	$7,744
2026	23,467
2027	15,127
2028	12,552
2029	311,567
Thereafter	753,447
Total	$1,123,904
5.  Interest Rate Swap Agreements
Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company’s exposure to interest rate risk results from the entry into financial debt instruments that arose from transactions entered into during the normal course of business. As part of an overall risk management program, the Company evaluates and manages exposure to changes in interest rates on an ongoing basis. The Company has no intention of entering into financial derivative contracts, other than to hedge a specific financial risk. To mitigate the Company’s exposure to fluctuations in interest rates, the
Company uses pay-fixed interest rate swaps, generally designated as cash flow hedges of interest payments on floating rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. Unrealized gains or losses from the designated cash flow hedges and related tax effects are deferred in accumulated other comprehensive income
("AOCI") and recognized in earnings as the interest payments occur. Hedges and derivative financial instruments may continue to be used in the future in order to manage interest rate exposure.
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
On October 8, 2021, the Company executed interest rate swap agreements (the "October 2021 Agreements") with Barclays
Bank PLC and Bank of America, N.A. as counterparties, with initial notional amounts totaling $529.0 million and an effective date of August 31, 2023 and expiring June 30, 2026. The notional amounts decline over time until expiration. Under the October 2021 Agreements, the Company was required to make monthly fixed rate payments at annual rates ranging from
1.53% to 1.55%, and the counterparties were obligated to make monthly floating rate payments to the Company based on one-month LIBOR, each subject to a floor of 0.50%. Effective August 31, 2023, the Company amended the October 2021
Agreements to adjust the fixed rates and replace the LIBOR floating interest rate options with Term SOFR floating rate options. Under the amended October 2021 Agreements, the Company is required to make monthly fixed rate payments at annual rates ranging from 1.47% to 1.48%, and the counterparties are obligated to make monthly floating rate payments to the Company based on one-month Term SOFR, each subject to a floor of 0.39%. As of September 30, 2025, the notional amounts under the October 2021 Agreements were $398.4 million.
On February 5, 2025, the Company executed new interest rate swap agreements (the "February 2025 Agreements") with
Truist Bank and Royal Bank of Canada, as counterparties, with an effective date of June 30, 2025 and expiring June 26, 2029.
As of the effective date, the notional amounts totaled $0.6 million, and will accrete up to $400.4 million by June 30, 2026, when the October 2021 Agreements expire. Under the February 2025 Agreements, the Company is required to make monthly fixed payments at annual rates ranging from 3.97% to 3.98% and the counterparties are required to make monthly floating rate payments to the Company based on one-month Term SOFR, each subject to a floor of 0.50%. As of September 30, 2025, the notional amounts under the February 2025 Agreements were $2.0 million.
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
The Company performs assessments of effectiveness for its cash flow hedges on a quarterly basis to confirm that the hedges continue to meet the highly effective criteria required to continue applying cash flow hedge accounting. During the nine months ended September 30, 2025 and the year ended December 31, 2024, these hedges were highly effective. Accordingly, no unrealized gain or loss related to these hedges was reflected in the accompanying unaudited condensed consolidated income statements, and the change in fair value was included in AOCI as a component of equity. Realized gains and losses during the periods have been reclassified from AOCI to interest expense.
The following table presents the effects of derivatives in cash flow hedging relationships on the Company’s AOCI and earnings (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2025	2024	2025	2024
Unrealized (loss) income recognized	AOCI	$(110)	$(5,062)	$(8,056)	$3,077
Reclassification from AOCI into earnings	Interest expense, net	(2,919)	(5,118)	(8,684)	(15,357)
Net change in AOCI		$(3,029)	$(10,180)	$(16,740)	$(12,280)
In the 12 months following September 30, 2025, the Company estimates that an additional $3.9 million will be reclassified as a reduction to interest expense.
As of September 30, 2025 and December 31, 2024, the fair value of the Company’s interest rate swap agreements reflected a net liability balance of $3.6 million and a net asset balance of $13.2 million, respectively. The following table presents the fair value of the Company’s interest rate swap agreements as recorded in the unaudited condensed consolidated balance sheets (in thousands):

Classification	September 30, 2025	December 31, 2024
Assets:
Other current assets	$4,879	$9,914
Other assets	—	3,264
Total interest rate swap assets	4,879	13,178
Liabilities:
Other accrued expenses and liabilities	971	—
Other long-term liabilities	7,470	—
Total interest rate swap liabilities	8,441	—
Fair value of interest rate swap agreements	$(3,562)	$13,178
6. Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, resulting in changes to the U.S. federal tax law.
Under ASC 740, Income Taxes, the effect of tax law changes are required to be recognized in the reporting period of enactment, which is the three months ended September 30, 2025. Provisions of the OBBBA that will impact the Company include (i) the return to the EBITDA formula used to calculate the business interest expense limitation under Internal
Revenue Code ("IRC") Section 163(j) and (ii) the allowance of 100% bonus depreciation for qualifying property placed in service after January 19, 2025. The provisions of the OBBBA will reduce the Company's current tax liability, but are not expected to have a material impact on the Company's current year tax expense.
The Company’s income tax provision was a benefit of $3.4 million, which equates to an effective tax rate of 154.8%, and expense of $11.1 million, which equates to an effective tax rate of 19.4%, for the three months ended September 30, 2025 and
2024, respectively. The increase in the effective tax rate was due to an increase in noncontrolling interest earnings as a percentage of pre-tax income (loss). The Company’s income tax provision was an expense of $38.1 million, which equates to an effective tax rate of 19.6%, and $37.0 million, which equates to an effective tax rate of 18.9%, for the nine months ended
September 30, 2025 and 2024, respectively.

The Company follows the provisions of ASC 740, Income Taxes, regarding unrecognized tax benefits. At September 30,
2025 and December 31, 2024, the Company had no accrual for unrecognized tax benefits.
As of September 30, 2025, the Company had no ongoing or pending federal examinations for prior years. The Company has outstanding federal income tax refund claims for the 2016 and 2018 tax years. At September 30, 2025, the refund claims totaled $10.0 million and were included in other current assets on the Company’s unaudited condensed consolidated balance sheet. These refund claims are subject to ongoing Joint Committee on Taxation reviews, as well as a statute waiver through
December 31, 2026 that has been agreed to for the years 2016 through 2018. At September 30, 2025, interest income receivable related to the refund claim totaled $1.9 million, which was included in other current assets. During the nine months ended September 30, 2025, the Company accrued $1.1 million of interest income related to the refund claim, which was included in the Company's income tax expense. The Company’s tax years from 2021 through 2024 remain open to examination by federal and state taxing authorities.
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
Professional and General Liability
The total costs for professional and general liability losses are based on the Company’s premiums and retention costs, and were $64.2 million and $15.6 million for the three months ended September 30, 2025 and 2024, respectively, and $105.5 million and $50.5 million for the nine months ended September 30, 2025 and 2024, respectively. The Company experienced an increase in its expense for professional and general liability insurance during the three and nine months ended September
30, 2025 primarily as a result of recording an accrual for loss contingencies associated with adverse claim developments in its
New Mexico market as described further in Note 9, Commitments and Contingencies.
Workers' Compensation and Occupational Injury Liability
The total costs for workers’ compensation liability insurance are based on the Company’s premiums and retention costs, and were $2.4 million for each of the three months ended September 30, 2025 and 2024, and  $2.9 million and $5.7 million for the nine months ended September 30, 2025 and 2024, respectively.
8.  Employee Benefit Plans
Defined Contribution Plan
The Company maintains defined contribution retirement plans that cover its eligible employees. The Company incurred total costs related to the retirement plans of $12.5 million and $11.2 million for the three months ended September 30, 2025 and
2024, respectively, and $40.3 million and $36.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Employee Health Plan
The Company maintains a self-insured medical and dental plan for substantially all of its employees.  The Company's reserve for employee health costs includes amounts for reported claims, which are accrued upon occurrence, as well as a provision for incurred but not reported claims, which are estimated based on an average lag time and experience. Accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses.
The total costs of employee health coverage were $49.7 million and $47.2 million for the three months ended September 30,
2025 and 2024, respectively, and $139.7 million and $133.9 million for the nine months ended September 30, 2025 and 2024, respectively.

9.  Commitments and Contingencies
Professional Liability Claims
In connection with the Company’s periodic review of its professional liability accrual, with input from its third-party actuary, management considered the increasingly hostile medical malpractice environment, recent increases in settlement payments, and individual accruals for unresolved prior period claims. The emergence of adverse prior period claim developments, particularly with respect to the Company’s New Mexico market, combined with increased social inflationary pressures, resulted in an increase in the Company’s professional liability reserves of $47.2 million as of September 30, 2025. The increase in the Company’s professional liability reserves was primarily attributable to recent settlements and ongoing litigation arising from a single provider who was employed between 2019 and 2022. Management considers the impact of recent claim developments, actuarial inputs, advice of legal counsel, and other information pertinent to the matter to accrue an estimate for contingent liabilities when losses are both probable and reasonably estimable.
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
The Company records accruals for such contingencies to the extent that the Company concludes it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Apart from ongoing litigation associated with unresolved professional liability claims as described above, management does not believe that the Company is party to any proceeding that, either individually or in the aggregate, could have a material adverse effect on its business, financial condition, results of operations or liquidity. However, in light of the inherent uncertainties involved, it is possible that the settlement of these unresolved claims could have a material adverse impact on the Company’s future results of operations, financial position, or liquidity.
In November 2023, the Company determined that a ransomware cybersecurity incident had impacted and disrupted a number of the Company’s operational and information technology systems (the "Cybersecurity Incident"). During this time, the
Company’s hospitals remained operational and continued to deliver patient care utilizing established downtime procedures.
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
3:23-cv-01308 (M.D. Tenn.). The complaint for the consolidated class action, filed on behalf of approximately 38,000 individuals who alleged their personal information and protected health information were affected by the Cybersecurity
Incident, generally asserted state common law claims of negligence, breach of implied contract, unjust enrichment, breach of fiduciary duty, and invasion of privacy with respect to how the Company managed sensitive data. On October 4, 2024, the
Company executed a settlement agreement to resolve the consolidated class action litigation. On October 9, 2024, the District
Court preliminarily approved the settlement. Plaintiffs filed a Motion for Final Approval of the Settlement ("Motion for Final
Approval"), which the Company did not oppose. Following a hearing on the Motion for Final Approval that was conducted on August 1, 2025, the Court ordered class counsel, the settlement administrator and the Company to implement the agreed upon settlement of the consolidated case. Pursuant to the settlement, the Company will make settlement payments, the total of which will not have a material impact on the Company’s results of operations, financial position or liquidity. Upon entry of the Final Order, the clerk was ordered to close the case.

During the nine months ended September 30, 2025, the Company received $21.5 million of business insurance recovery proceeds related to the Cybersecurity Incident, all of which was included in other non-operating gains on the Company's condensed consolidated income statement. No business insurance recovery proceeds related to the Cybersecurity Incident were received during the three months ended September 30, 2025.
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
10. Segments
The Company has one reportable segment, which is healthcare services. The healthcare services segment generates revenues by delivering care to its customers, or patients, through its integrated network of hospitals, ambulatory facilities, and physician practices. The Company's Chief Operating Decision Maker ("CODM") is its President and Chief Executive Officer,
who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s CODM manages the operations on a consolidated basis to make decisions about overall company resource allocation and to assess overall company performance.
The CODM’s assessment of segment performance and allocation of segment resources is based on consolidated net income attributable to Ardent Health, Inc. The CODM uses this consolidated profitability measure to monitor budget versus actual results, compare Company profitability period-over-period and make capital investment decisions.
The following table presents the composition of consolidated net (loss) income attributable to Ardent Health, Inc. for the healthcare services segment, including significant expenses that are regularly provided to and reviewed by the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$1,576,746	$1,449,817	$4,719,260	$4,359,783
Less:
Employee salaries and benefits	652,993	610,724	1,932,237	1,802,053
Contract labor	23,969	24,499	74,074	78,737
Supplies	275,881	251,862	805,375	769,034
Medical professional fees	121,901	101,004	338,103	295,295
Contract services	183,182	173,219	544,849	515,525
Other segment items (1)	342,298	262,187	933,767	803,000
Net (loss) income attributable to Ardent Health, Inc.	$(23,478)	$26,322	$90,855	$96,139

(1)
Other segment items included in net (loss) income attributable to Ardent Health, Inc. for each of the periods presented primarily consists of rent expense, interest expense, depreciation and amortization, income tax (benefit) expense, other operating expenses, loss on extinguishment and modification of debt, other non-operating losses (gains) and net income attributable to noncontrolling interests.

The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. The accounting policies for the segment are consistent with the consolidated accounting policies provided in Note 2.
As of September 30, 2025 and December 31, 2024, all of the Company’s long-lived assets were located in the United States, and for the three and nine months ended September 30, 2025 and 2024, all revenue was earned in the United States.

11.  Earnings Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding plus the dilutive effect of outstanding securities, and such dilutive effect is computed using the treasury stock method.
The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic:
Net (loss) income attributable to common stockholders	$(23,478)	$26,322	$90,855	$96,139
Weighted-average number of common shares	141,226,862	137,107,595	140,569,409	129,877,510
Net (loss) income per common share	$(0.17)	$0.19	$0.65	$0.74

Diluted:
Net (loss) income attributable to common stockholders	$(23,478)	$26,322	$90,855	$96,139
Weighted-average number of common shares	141,226,862	137,542,995	141,242,065	130,022,643
Net (loss) income per common share	$(0.17)	$0.19	$0.64	$0.74
The following table sets forth the components of the denominator for the computation of basic and diluted net (loss) income per share for net (loss) income attributable to Ardent Health, Inc. stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted-average number of common shares - basic	141,226,862	137,107,595	140,569,409	129,877,510
Effect of dilutive securities(1)	—	435,400	672,656	145,133
Weighted-average number of common shares - diluted	141,226,862	137,542,995	141,242,065	130,022,643
(1)The effect of dilutive securities does not reflect weighted-average potential common shares from restricted stock and restricted stock units of
3,034,583 and 379,437 for the three months ended September 30, 2025 and 2024, respectively, and 1,439,373 and 126,479 for the nine months ended
September 30, 2025 and 2024, respectively, because their effect was antidilutive as calculated under the treasury stock method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly
Report on Form 10-Q for the quarter ended September 30, 2025 (this "Quarterly Report") and our audited consolidated financial statements for the year ended December 31, 2024 and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"). The following discussion includes forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled "Risk Factors" included in the Annual Report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this Quarterly Report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
Unless otherwise indicated, all relevant financial and statistical information included herein relates to our consolidated operations. Additionally, unless the context indicates otherwise, Ardent Health, Inc. and its affiliates are referred to in this section as "we," "our," or "us."
Forward-Looking Statements
This Quarterly Report may contain certain "forward-looking statements," as that term is defined in the U.S. federal securities laws. These forward-looking statements include, but are not limited to, statements other than statements of historical facts, including, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, the industry in which we operate and other similar matters. Words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "could," "would," "will,"
"may," "can," "continue," "potential," "should" and the negative of these terms or other comparable terminology often identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Factors, risks, and uncertainties that could cause actual outcomes and results to be materially different from those contemplated include, among others: (1) general economic and business conditions, both nationally and in the regions in which we operate, including the impact of challenging macroeconomic conditions and inflationary pressures, current geopolitical instability, and impacts from the imposition of, or changes in, tariffs, as well as the potential impact on us of the federal government shutdown or other uncertain political, financial, credit and capital conditions; (2) possible reductions or other changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs, Medicaid waiver programs or state directed payments, that could have an adverse effect on our revenues and business; (3) reduction in the reimbursement rates paid by commercial payors, increased reimbursement denials or payment delays by commercial payors, our inability to retain and negotiate favorable contracts with private third party payors, or an increasing volume of uninsured or underinsured patients; (4) effects of changes in healthcare policy or legislation, including the One Big Beautiful Bill Act (the "OBBBA") and any other reforms that have or may be undertaken by the current presidential administration, and legal and regulatory restrictions on our hospitals that have physician owners; (5) the ability to achieve operating and financial targets, develop and execute mitigation plans to offset to the extent possible impacts from the
OBBBA, the scheduled expiration of temporary enhanced subsidies for individuals eligible to purchase insurance coverage through health insurance marketplaces and imposition of tariffs, attain expected levels of patient volumes and revenues, and control the costs of providing services; (6) security threats, catastrophic events and other disruptions affecting our, our service providers’ or our joint venture ("JV") partners’ information technology and related systems, which have adversely affected, and could in the future adversely affect, our relationships with patients and business partners and subject us to legal claims and liabilities, reputational harm and business disruption and adversely affect our financial condition; (7) the highly competitive nature of the healthcare industry and continued industry trends towards clinical transparency and value-based purchasing may impact our competitive position; (8) inability to recruit and retain quality physicians, as well as increasing cost to contract with hospital-based physicians; (9) changes to physician utilization practices and treatment methodologies and other factors outside our control that impact demand for medical services and may reduce our revenues and ability to grow profitability; (10) the effects related to the sequestration spending reductions pursuant to both the Budget Control Act of
2011 and the Pay-As-You-Go Act of 2010 and the potential for future deficit reduction legislation; (11) continued industry trends toward value-based purchasing, third party payor consolidation and care coordination among healthcare providers;
(12) inability to successfully complete acquisitions or strategic JVs or inability to realize all of the anticipated benefits; (13)
liabilities because of professional liability and other claims brought against our hospitals, physician practices, outpatient facilities or other business operations; (14) exposure to certain risks and uncertainties by the JVs through which we conduct a significant portion of our operations, including anticipated synergies of past acquisitions and the risk that transactions may not receive necessary government clearances; (15) failure to obtain drugs and medical supplies at favorable prices or sufficient volumes; (16) operational, legal and financial risks associated with outsourcing functions to third parties; (17) our facilities are heavily concentrated in Texas and Oklahoma, which makes us sensitive to regulatory, economic and competitive conditions and changes in those states; (18) negative impact of severe weather, climate change, and other factors beyond our control, which could restrict patient access to care or cause one or more facilities to close temporarily or permanently; (19)
risks related to the Master Lease with Ventas ("Ventas Master Lease") and its restrictions and limitations on our business;
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
These statements are subject to risks, uncertainties, and other factors described in the "Risk Factors" section of the Annual
Report. We operate in a competitive and rapidly changing environment where new risks and uncertainties can emerge, making it impossible to predict all potential impacts on our forward-looking statements. Consequently, actual results may differ materially from those described. The forward-looking statements pertain only to the date they are made, and we do not undertake any obligation to update them to reflect new information or events unless required by law. You are advised not to place undue reliance on these statements and to consult any additional disclosures we may provide through our other filings with the SEC, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.
Overview
Ardent is a leading provider of healthcare services in the United States, operating in eight growing mid-sized urban markets across six states: Texas, Oklahoma, New Mexico, New Jersey, Idaho and Kansas. We deliver care through a system of 30 acute care hospitals and approximately 280 sites of care with 1,917 employed and affiliated providers as of September 30,
2025. Affiliated providers, which have increased 3.0% compared to September 30, 2024, are physicians and advanced practice providers with whom we contract for services through a professional services agreement or other independent contractor agreement. We hold a leading position in a majority of our markets, and we believe we are one of the leading healthcare systems based on market share and our integrated network of hospitals, ambulatory facilities, and physician practices. We operate either independently or in partnership with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation through our well-established and differentiated JV model. Collectively, we operate with a consumer-centric approach to caring for our patients and our communities. Our strategic JV partners offer us significant advantages, including expanded access points, clinical talent availability, local brand recognition, and scale that enable us to accelerate market penetration. We believe that we help our partners enhance their network and regional presence through our operational acumen. We strive to strengthen clinical services, drive operating improvements, and centrally manage operations to optimize hospital performance and enhance patient care. In each of these partnerships, we are the majority owner and serve as the day-to-day operator.

Recent Developments
Term Loan B Facility Repricing and Refinancing
On September 18, 2025, we executed an amendment to our term loan credit agreement (the "Term Loan B Credit
Agreement") to refinance the outstanding term loans under our senior secured term loan facility (the "Term Loan B Facility").
The amendment (i) reduced the applicable interest rate by 50 basis points from Term SOFR plus 2.75% to Term SOFR plus

2.25% and from the base rate plus 1.75% to the base rate plus 1.25%, (ii) extended the maturity date to September 18, 2032 and (iii) increased the baskets for certain fixed dollar negative covenants and (iv) reestablished principal payments under the amended Term Loan B Facility, which are due in consecutive equal quarterly installments of 0.25% of the refinanced
$777.5 million principal amount beginning on December 31, 2025 (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon the new maturity date in September 2032. All other terms of the Term Loan B Credit Agreement were substantially unchanged.
On September 18, 2024, we executed an amendment to reprice our Term Loan B Credit Agreement. The repricing reduced the applicable interest rate by 50 basis points from Term SOFR plus 3.25% to Term SOFR plus 2.75% and from the base rate plus 2.25% to the base rate plus 1.75% and it eliminated the credit spread adjustment. No modifications were made to the maturity of the loans as a result of the repricing and all other terms of the Term Loan B Credit Agreement were substantially unchanged.
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
In addition, the OBBBA includes significant changes to Medicaid funding mechanisms by restricting federal matching funds received by state Medicaid programs. The law prohibits states from establishing new provider assessments or taxes, or increasing the rates of existing provider assessments, for state fiscal years beginning after October 1, 2026, while also limiting the structure and application of such assessments. The OBBBA also directs the U.S. Department of Health and
Human Services to revise regulations governing state directed payment program arrangements to cap total payment rates paid by Medicaid managed care organizations for certain services at Medicare payment rates instead of average commercial rates and imposed lower caps in Medicaid expansion states. The revised regulations apply to state directed payment programs established on or after July 4, 2025 unless the program meets certain grandfathering criteria. The OBBBA provides that payments under grandfathered programs will be reduced beginning January 1, 2028.
The OBBBA also made significant changes to the U.S. federal tax law. Significant tax provisions of the OBBBA that will impact the Company include (i) the return to the EBITDA formula used to calculate the business interest expense limitation under Internal Revenue Code ("IRC") Section 163(j) and (ii) the allowance of 100% bonus depreciation for qualifying property placed in service after January 19, 2025. The provisions of the OBBBA will reduce the Company's current tax liability, but are not expected to have a material impact on the Company's current year tax expense.
Because our facilities rely in part on reimbursement from federal health care programs, including Medicaid, for the reimbursement of services rendered, these changes may have a negative impact on our financial performance. Ongoing budgetary uncertainties and continued efforts to reduce the federal deficit may result in further payment reductions to both
Medicaid and Medicare programs. Related to these budgetary concerns, the OBBBA increases the federal deficit such that the sequestration under the Pay-As-You-Go Act of 2010 is required, which could result in cuts to Medicare reimbursement of up to 4% in early 2026 if Congress does not take action.
In addition to changes made to federal healthcare programs, the OBBBA contains policy changes that are expected to decrease the number of individuals who obtain health insurance from Affordable Care Act ("ACA") marketplace exchanges.
For example, the OBBBA effectively ends automatic renewals of coverage by requiring pre-enrollment verification of eligibility. In addition to ending automatic renewals of ACA plans, the OBBBA eliminates federal enhanced subsidies of
ACA marketplace exchange-based plans, which is likely to result in significant cost increases for ACA plans.
U.S. federal tax law was also impacted by the OBBBA legislation. Tax-related provisions of the OBBBA that will impact us include (i) the return to the EBITDA formula used to calculate the business interest expense limitation under Internal
Revenue Code ("IRC") Section 163(j) and (ii) the allowance of 100% bonus depreciation for qualifying property placed in service after January 19, 2025. These provisions will reduce our current tax liability, but are not expected to have a material impact on our current year tax expense.

Urgent Care Acquisitions
On January 1, 2025, we completed the acquisitions of certain assets and operations of 18 urgent care clinics in New Mexico and Oklahoma for a combined purchase price of $27.5 million. The consideration transferred on December 31, 2024 consisted solely of cash. Upon closing of the acquisitions, approximately $4.1 million was placed into escrow to cover potential working capital adjustments and to secure certain indemnification obligations pursuant to the terms of the purchase agreements. This escrow amount is included in the total purchase consideration of $27.5 million. Most of the combined purchase price for assets and operations acquired was recorded as goodwill with an immaterial portion allocated to identifiable assets acquired and liabilities assumed. The fair values of assets and liabilities recorded as of September 30, 2025 related to these acquisitions are provisional and will be finalized at the close of the measurement period.
Initial Public Offering and Corporate Conversion
On July 19, 2024, we completed an initial public offering ("IPO") of 12,000,000 shares of our common stock, at a public offering price of $16.00 per share for aggregate gross proceeds of $192.0 million and net proceeds of approximately
$181.4 million after deducting underwriting discounts and commissions of approximately $10.6 million. The IPO provided the underwriters with an option to purchase up to an additional 1,800,000 shares of our common stock, which was fully exercised by the underwriters, and, on July 30, 2024, we issued 1,800,000 additional shares of common stock at $16.00 per share for additional net proceeds of approximately $27.2 million, after deducting underwriting discounts and commissions of approximately $1.6 million. Our common stock is listed on the New York Stock Exchange under the symbol "ARDT".
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
Key Factors Impacting Our Results of Operations
Staffing and Labor Trends
Our operations are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians, as well as our physicians. We compete with other healthcare providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals and other facilities, including nurses and other non-physician healthcare professionals. At times, the availability of nurses and other medical support personnel has been a significant operating issue for healthcare providers, including at certain of our facilities. The impact of labor shortages across the healthcare industry may result in other healthcare facilities, such as nursing homes, limiting admissions, which may constrain our ability to discharge patients to such facilities, and further exacerbate the demand on our resources, supplies and staffing.
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
Geographic Data
The information below provides an overview of our operations in certain markets as of September 30, 2025.
Texas. We operated 13 acute care hospital facilities (including one managed hospital that is owned by The University of
Texas Health Science Center at Tyler, an affiliate of The University of Texas System) with 1,436 licensed beds that serve the areas of Tyler, Amarillo and Killeen, Texas. For the nine months ended September 30, 2025, we generated 35.8% of our total revenue in the Texas market.
Oklahoma. We operated eight acute care hospital facilities with 1,173 licensed beds that serve the Tulsa, Oklahoma area. For the nine months ended September 30, 2025, we generated 23.6% of our total revenue in the Oklahoma market.
New Mexico. We operated five acute care hospital facilities with 619 licensed beds that serve the areas of Albuquerque and
Roswell, New Mexico. For the nine months ended September 30, 2025, we generated 17.1% of our total revenue in the New
Mexico market.
New Jersey. We operated two acute care hospital facilities with 476 licensed beds that serve the areas of Montclair and
Westwood, New Jersey. For the nine months ended September 30, 2025, we generated 10.2% of our total revenue in the New
Jersey market.

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
During the three months ended September 30, 2025, a change in accounting estimate resulting from a modification to the technique used to estimate the collectability of accounts receivable and new information provided by recently completed hindsight evaluations of historical collection trends resulted in a decrease in revenue of $42.6 million. During the three months ended September 30, 2025, we implemented a new revenue accounting system that provided management with additional information to more precisely estimate the collectability of accounts receivable, particularly with respect to more timely consideration of payor denial and payment trends. The detailed information provided by the new system during the three months ended September 30, 2025, along with our recently completed analysis of historical collection trends, indicated
our current collection estimate differed from historical collection estimates thereby resulting in a change in accounting estimate in accordance with ASC 250-10, Accounting Changes and Error Corrections, to be accounted for during the three months ended September 30, 2025 (the period of change) and applied prospectively.
Total revenue for the three months ended September 30, 2025 increased $126.9 million, or 8.8%, compared to the same prior year period. The increase in total revenue for the three months ended September 30, 2025 consisted of an increase in net patient service revenue per adjusted admission of 5.8% and an increase in adjusted admissions of 2.9%, which reflected growth in admissions and total surgeries of 5.8% and 1.4%, respectively, partially offset by a decrease in emergency room visits of 0.1%. When total revenue is adjusted to exclude the impact of the $42.6 million reduction to revenue as a result of a change in accounting estimate, net patient service revenue per adjusted admission was $17,730 for the three months ended
September 30, 2025, an increase of 8.7% compared to the same prior year period. The increase in net patient service revenue per adjusted admission was primarily attributable to increases in supplemental program revenue and reimbursement rates compared to the same prior year period.
Total revenue for the nine months ended September 30, 2025 increased $359.5 million, or 8.2%, compared to the same prior year period. The increase in total revenue for the nine months ended September 30, 2025 consisted of an increase in net patient service revenue per adjusted admission of 5.7% and an increase in adjusted admissions of 2.4%, which reflected growth in admissions, emergency room visits, and total surgeries of 6.7%, 0.8%, and 0.2%, respectively. When total revenue is adjusted to exclude the impact of the $42.6 million reduction to revenue as a result of a change in accounting estimate, net patient service revenue per adjusted admission was $17,908 for the nine months ended September 30, 2025, an increase of
6.7% compared to the same prior year period. The increase in net patient service revenue per adjusted admission was primarily attributable to increases in supplemental program revenue and reimbursement rates compared to the same prior year period.
A key competitive strength and a significant component of our growth strategy has been our well-established and differentiated JV model, which has resulted in partnerships with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation. During the three months ended September 30, 2025 and 2024, total revenue related to these entities was $468.0 million and $429.9 million, respectively, which represented
29.7% and 29.7%, respectively, of our total revenue for such periods. During the nine months ended September 30, 2025 and
2024, total revenue related to these entities was $1,356.6 million and $1,281.0 million, respectively, which represented 28.7%
and 29.4%, respectively, of our total revenue for such periods.
The following table provides the sources of our total revenue by payor:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Medicare	38.0%	38.7%	38.9%	39.3%
Medicaid	9.8%	10.2%	9.9%	10.6%
Other managed care	44.5%	43.3%	43.9%	43.0%
Self-pay and other	5.4%	5.5%	5.5%	5.2%
Net patient service revenue	97.7%	97.7%	98.2%	98.1%
Other revenue	2.3%	2.3%	1.8%	1.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating Results Summary for the Three Months Ended September 30, 2025
The following table sets forth, for the periods indicated, the consolidated results of our operations expressed in dollars and as a percentage of total revenue.

	Three Months Ended September 30,
(Unaudited, dollars in thousands)	2025		2024
	Amount	%	Amount	%
Total revenue	$1,576,746	100.0%	$1,449,817	100.0%
Expenses:
Salaries and benefits	676,962	42.9%	635,223	43.8%
Professional fees	305,083	19.3%	274,223	18.9%
Supplies	275,881	17.5%	251,862	17.4%
Rents and leases	26,386	1.7%	26,410	1.8%
Rents and leases, related party	38,106	2.4%	37,249	2.6%
Other operating expenses	198,714	12.6%	117,700	8.2%
Interest expense	13,914	0.9%	14,629	1.0%
Depreciation and amortization	39,156	2.5%	36,771	2.5%
Loss on extinguishment and modification of debt	7,344	0.5%	1,490	0.1%
Other non-operating gains	(2,597)	(0.2%)	(2,807)	(0.2%)
Total operating expenses	1,578,949	100.1%	1,392,750	96.1%
(Loss) income before income taxes	(2,203)	(0.1%)	57,067	3.9%
Income tax (benefit) expense	(3,410)	(0.2%)	11,062	0.7%
Net income	1,207	0.1%	46,005	3.2%
Net income attributable to noncontrolling interests	24,685	1.6%	19,683	1.4%
Net (loss) income attributable to Ardent Health, Inc.	$(23,478)	(1.5%)	$26,322	1.8%
Operating Results Summary for the Nine Months Ended September 30, 2025
The following table sets forth, for the periods indicated, the consolidated results of our operations expressed in dollars and as a percentage of total revenue.

	Nine Months Ended September 30,
(Unaudited, dollars in thousands)	2025		2024
	Amount	%	Amount	%
Total revenue	$4,719,260	100.0%	$4,359,783	100.0%
Expenses:
Salaries and benefits	2,006,311	42.5%	1,880,790	43.1%
Professional fees	882,952	18.7%	810,820	18.6%
Supplies	805,375	17.1%	769,034	17.6%
Rents and leases	81,972	1.7%	76,251	1.7%
Rents and leases, related party	113,975	2.4%	111,413	2.6%
Other operating expenses	493,179	10.5%	354,851	8.2%
Interest expense	42,819	0.9%	52,050	1.2%
Depreciation and amortization	114,666	2.4%	108,434	2.5%
Loss on extinguishment and modification of debt	7,344	0.2%	3,388	0.1%
Other non-operating gains	(23,320)	(0.5%)	(3,062)	(0.1%)
Total operating expenses	4,525,273	95.9%	4,163,969	95.5%
Income before income taxes	193,987	4.1%	195,814	4.5%
Income tax expense	38,114	0.8%	36,997	0.9%
Net income	155,873	3.3%	158,817	3.6%
Net income attributable to noncontrolling interests	65,018	1.4%	62,678	1.4%
Net income attributable to Ardent Health, Inc.	$90,855	1.9%	$96,139	2.2%

The following table provides information on certain drivers of our total revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	% Change	2024	2025	% Change	2024
Operating Statistics
Total revenue (in thousands)	$1,576,746	8.8%	$1,449,817	$4,719,260	8.2%	$4,359,783
Hospitals operated (at period end) (1)	30	—%	30	30	—%	30
Licensed beds (at period end) (2)	4,281	(0.1)%	4,287	4,281	(0.1)%	4,287
Utilization of licensed beds (3)	49%	6.5%	46%	50%	8.7%	46%
Admissions (4)	41,862	5.8%	39,568	124,786	6.7%	116,995
Adjusted admissions (5)	89,328	2.9%	86,833	261,031	2.4%	254,909
Inpatient surgeries (6)	9,732	9.7%	8,871	28,822	7.4%	26,829
Outpatient surgeries (7)	22,813	(1.8)%	23,220	67,385	(2.6)%	69,201
Emergency room visits (8)	161,198	(0.1)%	161,343	479,069	0.8%	475,212
Patient days (9)	193,558	6.3%	182,023	584,510	8.2%	540,196
Total encounters (10)	1,577,281	6.4%	1,482,655	4,519,815	5.0%	4,304,097
Average length of stay (11)	4.62	0.4%	4.60	4.68	1.3%	4.62
Net patient service revenue per adjusted admission (12)	$17,252	5.8%	$16,312	$17,745	5.7%	$16,784
(1)"Hospitals operated (at period end)." This metric represents the total number of hospitals operated by us at the end of the applicable period, irrespective of whether the hospital real estate is (i) owned by us, (ii) leased by us or (iii) held through a controlling interest in a JV. This metric includes the managed clinical operations of the hospital at UT Health North Campus in Tyler, Texas ("UT Health North Campus Tyler"), a hospital owned by The University of Texas Health
Science Center at Tyler ("UTHSCT"), an affiliate of The University of Texas System. Since we only manage the clinical operations of UT Health North
Campus Tyler, the financial results of such entity are not consolidated under Ardent Health, Inc.
On April 30, 2024, we closed UT Health East Texas Specialty Hospital, a long-term acute care hospital with 36 licensed patient beds (the "LTAC Hospital") in
Tyler, Texas. The LTAC Hospital's inventory and fixed assets were transferred or repurposed to be used by our other hospitals.
(2)"Licensed beds (at period end)." This metric represents the total number of beds for which the appropriate state agency licenses a facility, regardless of whether the beds are actually available for patient use.
(3)"Utilization of licensed beds." This metric represents a measure of the actual utilization of our inpatient facilities, computed by (i) dividing patient days by the number of days in each period, and (ii) further dividing that number by average licensed beds, which is calculated by dividing total licensed beds (at period end)
by the number of days in the period, multiplied by the number of days in the period the licensed beds were in existence.
(4)"Admissions." This metric represents the number of patients admitted for inpatient treatment during the applicable period.
(5)"Adjusted admissions." This metric is used by management as a general measure of combined inpatient and outpatient volume. Adjusted admissions provides management with a key performance indicator that considers both inpatient and outpatient volumes by applying an inpatient volume measure (admissions) to a ratio of gross inpatient and outpatient revenue to gross inpatient revenue. Gross inpatient and outpatient revenue reflect gross inpatient and outpatient charges prior to estimated contractual adjustments, uninsured discounts, implicit price concessions, and other discounts. The calculation of adjusted admissions is summarized as follows:
Adjusted Admissions  =  Admissions  x  (Gross Inpatient Revenue + Gross Outpatient Revenue)
Gross Inpatient Revenue
(6)"Inpatient surgeries." This metric represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management, c-
sections, and certain diagnostic procedures are excluded from inpatient surgeries.
(7)"Outpatient surgeries." This metric represents the number of surgeries performed on patients who have not been admitted to our hospitals. Pain management, c-
sections, and certain diagnostic procedures are excluded from outpatient surgeries.
(8)"Emergency room visits." This metric represents the total number of patients provided with emergency room treatment during the applicable period.
(9)"Patient days." This metric represents the total number of days of care provided to patients admitted to our hospitals during the applicable period.
(10)"Total encounters." This metric represents the total number of events where healthcare services are rendered resulting in a billable event during the applicable period. This includes both hospital and ambulatory patient interactions.
(11)"Average length of stay." This metric represents the average number of days admitted patients stay in our hospitals.
(12)"Net patient service revenue per adjusted admission." This metric represents net patient service revenue divided by adjusted admissions for the applicable period. Net patient service revenue reflects gross inpatient and outpatient charges less estimated contractual adjustments, uninsured discounts, implicit price concessions, and other discounts.
Overview of the Three Months Ended September 30, 2025
Total revenue for the three months ended September 30, 2025 increased $126.9 million, or 8.8%, compared to the same prior year period. The increase in total revenue for the three months ended September 30, 2025 consisted of an increase in net patient service revenue per adjusted admission of 5.8% and an increase in adjusted admissions of 2.9%, which reflected growth in admissions and total surgeries of 5.8% and 1.4%, respectively, partially offset by a decrease in emergency room visits of 0.1%. When total revenue is adjusted to exclude the impact of the $42.6 million reduction to revenue as a result of a change in accounting estimate, net patient service revenue per adjusted admission was $17,730 for the three months ended
September 30, 2025, an increase of 8.7% compared to the same prior year period. The increase in net patient service revenue per adjusted admission was primarily attributable to increases in supplemental program revenue and reimbursement rates compared to the same prior year period.
Total operating expenses increased $186.2 million, and 4.0% as a percentage of total revenue, for the three months ended
September 30, 2025 compared to the same prior year period. When total revenue is adjusted to exclude the impact of the
$42.6 million reduction to revenue recorded during the three months ended September 30, 2025 as a result of a change in accounting estimate, total operating expenses represented 97.5% of total revenue for the three months ended September 30,
2025 compared to 96.1% for the same prior year period. The increase in total operating expenses as a percentage of total revenue was also driven by an increase in professional liability reserves of $47.2 million associated with adverse claim developments in our New Mexico market as described further in Note 9, Commitments and Contingencies, to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report. The increase in total operating expenses as a percentage of total revenue was partially offset by a decrease in salaries and benefits as a percentage of total revenue due to improvements in staffing efficiency and productivity combined with increases to supplemental program revenue compared to the same prior year period.
Comparison of the Three Months Ended September 30, 2025 and 2024
Total revenue — Total revenue for the three months ended September 30, 2025 increased $126.9 million, or 8.8%, compared to the same prior year period. The increase in total revenue for the three months ended September 30, 2025 consisted of an increase in net patient service revenue per adjusted admission of 5.8% and an increase in adjusted admissions of 2.9%, which reflected growth in admissions and total surgeries of 5.8% and 1.4%, respectively, partially offset by a decrease in emergency room visits of 0.1%. When total revenue is adjusted to exclude the impact of the $42.6 million reduction to revenue as a result of a change in accounting estimate, net patient service revenue per adjusted admission was $17,730 for the three months ended September 30, 2025, an increase of 8.7% compared to the same prior year period. The increase in net patient service revenue per adjusted admission was primarily attributable to increases in supplemental program revenue and reimbursement rates compared to the same prior year period.
Salaries and benefits — Salaries and benefits as a percentage of total revenue were 42.9% for the three months ended
September 30, 2025 compared to 43.8% for the same prior year period. When total revenue is adjusted to exclude the impact of the $42.6 million reduction to revenue recorded during the three months ended September 30, 2025 as a result of a change in accounting estimate, salaries and benefits represented 41.8% of total revenue for the three months ended September 30,
2025. The decrease in salaries and benefits as a percentage of total revenue was primarily attributable to improvements in staffing efficiency and productivity combined with increases to supplemental program revenue compared to the same prior year period.
Professional fees — Professional fees as a percentage of total revenue were 19.3% for the three months ended September 30,
2025 compared to 18.9% for the same prior year period. When total revenue is adjusted to exclude the impact of the $42.6 million reduction to revenue recorded during the three months ended September 30, 2025 as a result of a change in accounting estimate, professional fees represented 18.8% of total revenue for the three months ended September 30, 2025.
Supplies — Supplies as a percentage of total revenue were 17.5% for the three months ended September 30, 2025 compared to 17.4% for the same prior year period. When total revenue is adjusted to exclude the impact of the $42.6 million reduction to revenue recorded during the three months ended September 30, 2025 as a result of a change in accounting estimate, supplies represented 17.0% of total revenue for the three months ended September 30, 2025.
Rents and leases — Rents and leases were $26.4 million for the each of the three months ended September 30, 2025 and
2024.
Rents and leases, related party — Rents and leases, related party, consisted of lease expense related to the Ventas Master
Lease, under which we lease 10 of our facilities, and other lease agreements with Ventas for certain medical office buildings.
Rents and leases, related party, were $38.1 million and $37.2 million for the three months ended September 30, 2025 and
2024, respectively.
Other operating expenses — Other operating expenses as a percentage of total revenue were 12.6% for the three months ended September 30, 2025 compared to 8.2% for the same prior year period. When total revenue is adjusted to exclude the impact of the $42.6 million reduction to revenue recorded during the three months ended September 30, 2025 as a result of a change in accounting estimate, other operating expenses represented 12.3% of total revenue for the three months ended
September 30, 2025. Other operating expenses are comprised primarily of repairs and maintenance, utilities, insurance

(including professional liability insurance) and provider assessments. The increase in other operating expenses as a percentage of total revenue was primarily attributable to an accrual of $47.2 million recorded during the three months ended
September 30, 2025 associated with adverse claim developments in our New Mexico market as described further in Note 9,
Commitments and Contingencies, to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report.
Interest expense — Interest expense was $13.9 million and $14.6 million for the three months ended September 30, 2025 and
2024, respectively.
Loss on extinguishment and modification of debt — During the three months ended September 30, 2025, we incurred a loss on debt extinguishment of $0.5 million related to the write-off of existing deferred financing costs and original issue discounts and transaction costs of $6.8 million related to the modification of debt associated with the refinancing of our Term
Loan B Credit Agreement on September 18, 2025. During the three months ended September 30, 2024, we incurred a loss on debt extinguishment of $0.3 million related to the write-off of existing deferred financing costs and original issue discounts and transaction costs of $1.2 million related to the modification of debt associated with the repricing of our Term Loan B
Credit Agreement.
Other non-operating gains — Other non-operating gains were $2.6 million and $2.8 million for the three months ended
September 30, 2025 and 2024, respectively.
Income tax expense — We recorded an income tax benefit of $3.4 million, which equates to an effective tax rate of 154.8%, for the three months ended September 30, 2025 compared to income tax expense of $11.1 million, which equates to an effective tax rate of 19.4%, for the same prior year period. The increase in the effective tax rate was due to an increase in noncontrolling interest earnings as a percentage of pre-tax income (loss).
Net income attributable to noncontrolling interests — During the three months ended September 30, 2025 and 2024, net income attributable to noncontrolling interests was $24.7 million and $19.7 million, respectively, which consisted of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated though limited liability companies ("LLCs") and consolidated by us. Income from operations before income taxes related to these
LLCs was $75.7 million and $68.6 million for the three months ended September 30, 2025 and 2024, respectively.
Overview of the Nine Months Ended September 30, 2025
Total revenue for the nine months ended September 30, 2025 increased $359.5 million, or 8.2%, compared to the same prior year period. The increase in total revenue for the nine months ended September 30, 2025 consisted of an increase in net patient service revenue per adjusted admission of 5.7% and an increase in adjusted admissions of 2.4%, which reflected growth in admissions, emergency room visits, and total surgeries of 6.7%, 0.8%, and 0.2%, respectively. When total revenue is adjusted to exclude the impact of the $42.6 million reduction to revenue as a result of a change in accounting estimate, net patient service revenue per adjusted admission was $17,908 for the nine months ended September 30, 2025, an increase of
6.7% compared to the same prior year period. The increase in net patient service revenue per adjusted admission was primarily attributable to increases in supplemental program revenue and reimbursement rates compared to the same prior year period.
Total operating expenses increased $361.3 million, and 0.4% as a percentage of total revenue, for the nine months ended
September 30, 2025 compared to the same prior year period. When total revenue is adjusted to exclude the impact of the
$42.6 million reduction to revenue recorded during the nine months ended September 30, 2025 as a result of a change in accounting estimate, total operating expenses represented 95.0% of total revenue for the nine months ended September 30,
2025 compared to 95.5% for the same prior year period. The increase in total operating expenses as a percentage of total revenue was primarily driven by an increase in professional liability reserves of $47.2 million associated with adverse claim developments in our New Mexico market as described further in Note 9, Commitments and Contingencies, to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report. The decrease in total operating expenses as a percentage of total revenue after adjusting for the change in accounting estimate was primarily driven by an increase in supplemental program revenue compared to the same prior year period.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Total revenue — Total revenue for the nine months ended September 30, 2025 increased $359.5 million, or 8.2%, compared to the same prior year period. The increase in total revenue for the nine months ended September 30, 2025 consisted of an increase in net patient service revenue per adjusted admission of 5.7% and an increase in adjusted admissions of 2.4%, which reflected growth in admissions, emergency room visits, and total surgeries of 6.7%, 0.8%, and 0.2%, respectively. When total revenue is adjusted to exclude the impact of the $42.6 million reduction to revenue as a result of a change in accounting estimate, net patient service revenue per adjusted admission was $17,908 for the nine months ended September 30, 2025, an increase of 6.7% compared to the same prior year period. The increase in net patient service revenue per adjusted admission was primarily attributable to increases in supplemental program revenue and reimbursement rates compared to the same prior year period.
Salaries and benefits — Salaries and benefits as a percentage of total revenue were 42.5% for the nine months ended
September 30, 2025 compared to 43.1% for the same prior year period. When total revenue is adjusted to exclude the impact of the $42.6 million reduction to revenue recorded during the nine months ended September 30, 2025 as a result of a change in accounting estimate, salaries and benefits represented 42.1% of total revenue for the nine months ended September 30,
2025. The decrease in salaries and benefits as a percentage of total revenue was primarily attributable to an increase in supplemental program revenue compared to the same prior year period.
Professional fees — Professional fees as a percentage of total revenue were 18.7% for the nine months ended September 30,
2025 compared to 18.6% for the same prior year period. When total revenue is adjusted to exclude the impact of the $42.6 million reduction to revenue recorded during the nine months ended September 30, 2025 as a result of a change in accounting estimate, professional fees represented 18.5% of total revenue for the nine months ended September 30, 2025.
Supplies — Supplies as a percentage of total revenue were 17.1% for the nine months ended September 30, 2025 compared to
17.6% for the same prior year period. When total revenue is adjusted to exclude the impact of the $42.6 million reduction to revenue recorded during the nine months ended September 30, 2025 as a result of a change in accounting estimate, supplies represented 16.9% of total revenue for the nine months ended September 30, 2025. The decrease in supplies as a percentage of total revenue was primarily attributable to an increase in supplemental program revenue compared to the same prior year period.
Rents and leases — Rents and leases were $82.0 million and $76.3 million for the nine months ended September 30, 2025 and 2024, respectively.
Rents and leases, related party — Rents and leases, related party, consisted of lease expense related to the Ventas Master
Lease and other lease agreements with Ventas for certain medical office buildings. Rents and leases, related party, were
$114.0 million and $111.4 million for the nine months ended September 30, 2025 and 2024, respectively.
Other operating expenses — Other operating expenses as a percentage of total revenue were 10.5% for the nine months ended
September 30, 2025 compared to 8.2% for the same prior year period. When total revenue is adjusted to exclude the impact of the $42.6 million reduction to revenue recorded during the nine months ended September 30, 2025 as a result of a change in accounting estimate, other operating expenses represented 10.4% of total revenue for the nine months ended September 30,
2025. The increase in other operating expenses as a percentage of total revenue was primarily attributable to an accrual of
$47.2 million recorded during the nine months ended September 30, 2025 associated with adverse claim developments in our
New Mexico market as described further in Note 9, Commitments and Contingencies, to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report.
Interest expense — Interest expense was $42.8 million and $52.1 million for the nine months ended September 30, 2025 and
2024, respectively.  On June 26, 2024, we executed an amendment to our ABL Credit Agreement and prepaid $100.0 million of the outstanding principal on our Term Loan B Facility. The decrease in interest expense was attributable to the reduction in average outstanding principal of our Term Loan B Facility during the nine months ended September 30, 2025 compared to the same prior year period.
Loss on extinguishment and modification of debt — During the nine months ended September 30, 2025, we incurred a loss on debt extinguishment $0.5 million related to the write-off of existing deferred financing costs and original issue discounts and transaction costs of $6.8 million related to the modification of debt associated with the refinancing of our Term Loan B
Credit Agreement on September 18, 2025. During the nine months ended September 30, 2024, we completed a repricing of our Term Loan B Credit Agreement, executed an amendment to our ABL Credit Agreement and prepaid $100.0 million of the outstanding principal on our Term Loan B Facility. In connection with these prior period transactions, we incurred a loss on debt extinguishment of $1.8 million related to the write-off of existing deferred financing costs and original issue discounts and transaction costs of $1.2 million related to the modification of debt during the nine months ended September
30, 2024.
Other non-operating gains — Other non-operating gains were $23.3 million and $3.1 million for the nine months ended
September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, other non-operating gains included a gain on business interruption insurance proceeds of $21.5 million related to a cybersecurity incident that impacted our operations and information technology systems in November 2023 (the "Cybersecurity Incident").
Income tax expense — We recorded income tax expense of $38.1 million, which equates to an effective tax rate of 19.6%, for the nine months ended September 30, 2025 compared to income tax expense of $37.0 million, which equates to an effective tax rate of 18.9%, for the same prior year period. The effective tax rate was impacted by permanent differences resulting from the disallowance of certain equity-based compensation incurred during the nine months ended September 30, 2025 compared to the same prior year period. With the IPO in July 2024, equity-based compensation expense became a material component of tax expense and the activity for the nine months ended September 30, 2024 effectively includes three months of such activity whereas the results for the nine months ended September 30, 2025 includes nine months of equity-based compensation expense.
Net income attributable to noncontrolling interests — During the nine months ended September 30, 2025 and 2024, net income attributable to noncontrolling interests was $65.0 million and $62.7 million, respectively, and consisted primarily of
$65.0 million and $59.8 million, respectively, of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated though LLCs and consolidated by us. Income from operations before income taxes related to these LLCs was $206.3 million and $207.0 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2024, the remaining portion of net income attributable to noncontrolling interests consisted of net income attributable to ALH Holdings, LLC’s (a subsidiary of Ventas, a related party)
minority interest in AHP Health Partners, our direct subsidiary, prior to the ALH Contribution in July 2024.
Supplemental Non-GAAP Information
We have included certain financial measures that have not been prepared in a manner that complies with U.S. generally accepted accounting principles ("GAAP"), including Adjusted EBITDA and Adjusted EBITDAR. We define these terms as follows:
Performance Measure
•"Adjusted EBITDA" is defined as net income plus (i) provision for income taxes, (ii) interest expense and (iii)
depreciation and amortization expense (or EBITDA), as adjusted to deduct noncontrolling interest earnings, and excludes the effects of loss on extinguishment and modification of debt; other non-operating losses (gains);
Cybersecurity Incident recoveries, net of incremental information technology and litigation costs; restructuring, exit and acquisition-related costs; change in accounting estimate; New Mexico professional liability accrual; expenses incurred in connection with the implementation of our integrated health information technology system provided by
Epic Systems; equity-based compensation expense; and (income) loss from disposed operations. See "Supplemental
Non-GAAP  Performance Measure."
Valuation Measure
•"Adjusted EBITDAR" is defined as Adjusted EBITDA further adjusted to add back rent expense payable to real estate investment trusts ("REITs"), which consists of rent expense pursuant to the Ventas Master Lease, lease agreements associated with the MOB Transactions (as defined below) and a lease arrangement with Medical
Properties Trust, Inc. ("MPT") for Hackensack Meridian Mountainside Medical Center. See "Supplemental Non-
GAAP Valuation Measure."
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$1,207	$46,005	$155,873	$158,817
Adjusted EBITDA Addbacks:
Income tax (benefit) expense	(3,410)	11,062	38,114	36,997
Interest expense	13,914	14,629	42,819	52,050
Depreciation and amortization	39,156	36,771	114,666	108,434
Noncontrolling interest earnings	(24,685)	(19,683)	(65,018)	(62,678)
Loss on extinguishment and modification of debt	7,344	1,490	7,344	3,388
Other non-operating losses (gains) (a)	353	47	1,130	(208)
Cybersecurity Incident recoveries, net (b)	(2,950)	(4,976)	(22,655)	(4,976)
Restructuring, exit and acquisition-related costs (c)	3,040	3,796	7,944	11,694
Change in accounting estimate (d)	43,298	—	43,298	—
New Mexico professional liability accrual (e)	54,468	—	54,468	—
Epic expenses (f)	1,620	485	2,904	1,500
Equity-based compensation	9,674	8,135	30,183	8,873
(Income) loss from disposed operations	(11)	3	22	1,989
Adjusted EBITDA	$143,018	$97,764	$411,092	$315,880
(a)Other non-operating losses (gains) include losses and gains realized on certain non-recurring events or events that are non-operational in nature.
(b)Cybersecurity Incident recoveries, net represent insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs.
(c)Restructuring, exit and acquisition-related costs represent (i) enterprise restructuring costs, including severance costs related to work force reductions of $2.7 million and $3.2 million for the three months ended September 30, 2025 and 2024, respectively, and $6.0 million and $10.1 million for the nine months ended September 30, 2025 and 2024, respectively, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.2 million for the three months ended September 30, 2024, and $0.4 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, and (iii) third-party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions of $0.3 million and
$0.4 million for the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively.
(d) Change in accounting estimate reflects the reduction in total revenue of $42.6 million and its $0.7 million impact on noncontrolling interest earnings as a result of a change in its accounting estimate of the collectability of accounts receivable as further described in
Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report.
(e)During the three and nine months ended September 30, 2025, we recorded an increase in our professional liability reserves of $47.2 million.  This adjustment included an increase of $54.5 million for adverse prior-period claim developments in New Mexico primarily attributable to recent claim settlements and ongoing litigation arising from the actions of a single provider who was employed between
2019 and 2022 and as described further in Note 9, Commitments and Contingencies, to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report.
(f)Epic expenses consist of various costs incurred in connection with the implementation of Epic, our health information technology system. These costs included (i) professional fees of $0.2 million and $0.5 million for the three months ended September 30, 2025 and
2024, respectively, and $1.5 million for each of the nine months ended September 30, 2025 and 2024, (ii) salaries and benefits of
$1.3 million for each of the three and nine months ended September 30, 2025, and (iii) other expenses related to one-time training and onboarding support costs of $0.1 million for each of the three and nine months ended September 30, 2025.  Epic expenses do not include ongoing operating costs of the Epic system.

Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are available cash and cash equivalents, cash flows from our operations and available borrowings under our ABL Facilities (as defined below). Our primary cash requirements are our operating expenses, the service of our debt, capital expenditures on our existing facilities and properties, acquisitions of hospitals and other healthcare facilities, and distributions to noncontrolling interests. We believe the combination of cash flow from operations and available cash and borrowings will be adequate to meet our short-term liquidity needs. Our ability to make scheduled payments of principal, pay interest on, or refinance, our indebtedness, pay distributions or fund planned capital expenditures will depend on our ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
At September 30, 2025, we had total cash and cash equivalents of $609.4 million and available liquidity of $903.8 million.
Our available liquidity was comprised of $609.4 million of total cash and cash equivalents plus $294.4 million in available capacity under the ABL Credit Agreement, which is reduced by outstanding borrowings and outstanding letters of credit. In
June 2024, we amended the ABL Credit Agreement to increase commitments available thereunder by $100.0 million and extended its maturity date to June 26, 2029.  See "Senior Secured Credit Facilities" for additional information. At September
30, 2025, our net leverage ratio was 1.0x, and our lease-adjusted net leverage ratio was 2.5x. Our lease-adjusted net leverage ratio is calculated as net debt as of September 30, 2025, plus 8.0x trailing twelve month REIT rent expense as of the end of the third quarter of 2025, divided by the trailing twelve month Adjusted EBITDAR as of September 30, 2025.
Cash Flows
The following table summarizes certain elements of the statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$247,075	$195,457
Net cash used in investing activities	(128,001)	(115,016)
Net cash (used in) provided by financing activities	(66,418)	45,124
Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2025 totaled $247.1 million compared to $195.5 million for the same prior year period. Operating cash flows for the nine months ended September 30, 2025 were impacted by increases in non-cash adjustments to net income, including increases in equity-based compensation of $21.3 million and deferred income taxes of $13.2 million, compared to the same prior year period. Operating cash flows during the nine months ended September 30, 2025 were also impacted by an improvement in net working capital of $18.4 million driven by the timing of cash payments for accounts payable and accrued expenses, partially offset by differences in the timing of cash collections of accounts receivable.
Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2025 totaled $128.0 million compared to
$115.0 million for the same prior year period. Capital expenditures for non-acquisitions were $127.9 million and $106.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2025 totaled $66.4 million compared to cash flows provided by financing activities of $45.1 million for the same prior year period.  Cash flows used in financing activities for the nine months ended September 30, 2025 included distributions paid to noncontrolling interests of $62.4 million, payments of principal on long-term debt of $4.5 million, payments of principal on insurance financing arrangements of $10.8 million, and payment of debt issuance costs of $2.6 million, which were partially offset by proceeds from insurance financing arrangements of $15.6 million.
Cash flows provided by financing activities for the nine months ended September 30, 2024 totaled $45.1 million and included
IPO proceeds, net of underwriting discounts and commissions, of $208.7 million, proceeds from insurance financing arrangements of $10.8 million, and proceeds from long-term debt of $3.6 million. Cash flows provided by financing activities were partially offset by payments of principal on long-term debt of $106.3 million, which included a prepayment of $100.0 million on the $877.5 million outstanding borrowings under our Term Loan B Facility, principal on insurance financing arrangements of $7.4 million, IPO costs of $8.6 million, and debt issuance costs of $2.5 million associated with the amended
ABL Credit Agreement, which increased commitments available under the ABL Facilities by $100.0 million. Additionally, cash flows provided by financing activities for the nine months ended September 30, 2024 were partially offset by distributions paid to noncontrolling interests of $53.1 million.
Capital Expenditures
We make significant, targeted investments to maintain and modernize our facilities, introduce new technologies, and expand our service offerings. We expect to finance future capital expenditures with internally generated and borrowed funds. Capital expenditures for property and equipment were $127.9 million and $106.2 million for the nine months ended September 30,
2025 and 2024, respectively.
Ventas Master Lease
Effective August 4, 2015, we sold the real property for ten of our hospitals to Ventas, which is a related party as, prior to our
IPO, it was a common unit holder of Ardent Health Partners, LLC and owned shares of common stock of AHP Health
Partners and had a representative serving on our board of managers. Concurrent with this transaction, we entered into a 20-
year master lease agreement that expires in August 2035 (with a renewal option for an additional ten years) to lease back the real estate. We lease ten of our hospitals pursuant to the Ventas Master Lease. As of September 30, 2025, following the consummation of the IPO and the underwriters’ exercise of their option to purchase additional shares, Ventas beneficially owned approximately 6.5% of our outstanding common stock.
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
We recorded rent expense of $38.1 million and $37.2 million for the three months ended September 30, 2025 and 2024, respectively, and $114.0 million and $111.4 million for the nine months ended September 30, 2025 and 2024, respectively, related to the Ventas Master Lease and other lease agreements for certain medical office buildings with Ventas.
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
Effective July 19, 2024, pursuant to the terms of the Term Loan B Credit Agreement and as a result of the IPO, the applicable margin was automatically reduced by 25 basis points to 3.25% over Term SOFR and 2.25% over the base rate. On September
18, 2024, we executed an amendment to reprice our Term Loan B Credit Agreement. The repricing reduced the applicable interest rate by 50 basis points from Term SOFR plus 3.25% to Term SOFR plus 2.75% and from the base rate plus 2.25% to the base rate plus 1.75%, and it eliminated the credit spread adjustment. No modifications were made to the maturity of the loans as a result of the repricing, and all other terms of the Term Loan B Credit Agreement were substantially unchanged. On
September 18, 2025, we executed an amendment to refinance the outstanding term loans under its Term Loan B Credit
Agreement. The amendment (i) reduced the applicable interest rate by 50 basis points from Term SOFR plus 2.75% to Term
SOFR plus 2.25% and from the base rate plus 1.75% to the base rate plus 1.25%, (ii) extended the maturity date to September
18, 2032, (iii) increased the baskets for certain fixed dollar negative covenants and (iv) reestablished principal payments under the amended Term Loan B Facility, which are due in consecutive equal quarterly installments of 0.25% of the refinanced $777.5 million principal amount beginning on December 31, 2025 (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon the new maturity date in September 2032.
Effective July 8, 2021, we entered into the ABL Credit Agreement, which was amended to extend the maturity and increase the revolving commitment on June 26, 2024. The ABL Credit Agreement (as so amended) consists of a $325.0 million senior secured asset-based revolving credit facility with a five year maturity, comprised of (i) a $275.0 million non-UT Health East
Texas borrowers tranche (the “non-UT Health East Texas ABL Facility”) and (ii) a $50.0 million UT Health East Texas borrowers tranche available to our AHS East Texas Health System, LLC subsidiary and certain of its subsidiaries (the “UT
Health East Texas ABL Facility” and, together with the non-UT Health East Texas ABL Facility, the “ABL Facilities”), each subject to a borrowing base. The ABL Facilities mature on June 26, 2029. On September 18, 2025, we further amended the
ABL Credit Agreement to align its covenants to those in the amended Term Loan B Credit Agreement.
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
The current applicable margin under the Term Loan B Credit Agreement is equal to 1.25% for base rate borrowings and
2.25% for Term SOFR borrowings.
As amended and refinanced on September 18, 2025, the Term Loan B Facility requires quarterly installment payments of
0.25% of the refinanced balance of $777.5 million, with the remaining principal balance due upon maturity. The ABL
Facilities do not require installment payments.
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
The 5.75% Senior Notes bear interest at a rate of 5.75% per annum, which is payable semi-annually, in cash in arrears, on
January 15 and July 15 of each year.
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
Contractual Obligations and Contingencies
The following table provides a summary of our commitments and contractual obligations for debt, minimum lease payment obligations under non-cancelable leases and other obligations as of September 30, 2025 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt obligations, with interest	$1,533,222	$24,794	$173,564	$447,439	$887,425
Deferred financing obligations, with interest	26,215	4,393	12,274	9,548	—
Operating leases	3,124,666	194,402	371,834	350,682	2,207,748
Estimated self-insurance liabilities	2,650,256	34,845	350,682	2,207,748	56,981
Total	$7,334,359	$258,434	$908,354	$3,015,417	$3,152,154

Outstanding letters of credit are required principally by certain insurers and states to collateralize our workers' compensation programs and self-insured retentions associated with our professional and general liability insurance programs. As of
September 30, 2025, we maintained outstanding letters of credit of approximately $33.3 million, which included interest of
$2.7 million.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2025	2025
Net income	$1,207	$155,873
Adjusted EBITDAR Addbacks:
Income tax (benefit) expense	(3,410)	38,114
Interest expense	13,914	42,819
Depreciation and amortization	39,156	114,666
Noncontrolling interest earnings	(24,685)	(65,018)
Loss on extinguishment and modification of debt	7,344	7,344
Other non-operating losses (a)	353	1,130
Cybersecurity Incident recoveries, net (b)	(2,950)	(22,655)
Restructuring, exit and acquisition-related costs (c)	3,040	7,944
Change in accounting estimate (d)	43,298	43,298
New Mexico professional liability accrual (e)	54,468	54,468
Epic expenses (f)	1,620	2,904
Equity-based compensation	9,674	30,183
(Income) loss from disposed operations	(11)	22
Rent expense payable to REITs (g)	40,961	122,522
Adjusted EBITDAR	$183,979	$533,614
(a)Other non-operating losses include losses realized on certain non-recurring events or events that are non-operational in nature.
(b)Cybersecurity Incident recoveries, net represent insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs.
(c)Restructuring, exit and acquisition-related costs represent (i) enterprise restructuring costs, including severance costs related to work force reductions of $2.7 million and $6.0 million for the three and nine months ended September 30, 2025, respectively, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.4 million for the nine months ended September 30, 2025, and (iii) third-party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions of $0.3 million and $1.5 million for the three and nine months ended September 30, 2025, respectively.
(d) Change in accounting estimate reflects the reduction in total revenue of $42.6 million and its $0.7 million impact on noncontrolling interest earnings as a result of a change in its accounting estimate of the collectability of accounts receivable as further described in
Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report.
(e)During the three and nine months ended September 30, 2025, we recorded an increase in our professional liability reserves of $47.2 million.  This adjustment included an increase of $54.5 million for adverse prior-period claim developments in New Mexico primarily attributable to recent claim settlements and ongoing litigation arising from the actions of a single provider who was employed between
2019 and 2022 and as described further in Note 9, Commitments and Contingencies, to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report.
(f)Epic expenses consist of various costs incurred in connection with the implementation of Epic, our health information technology system. These costs included (i) professional fees of $0.2 million and $1.5 million for the three and nine months ended September 30,
2025, respectively, (ii) salaries and benefits of $1.3 million for each of the three and nine months ended September 30, 2025, and (iii)
other expenses related to one-time training and onboarding support costs of $0.1 million for each of the three and nine months ended
September 30, 2025.  Epic expenses do not include ongoing operating costs of the Epic system.
(g)Rent expense payable to REITs for the three and nine months ended September 30, 2025 consists of rent expense of $38.1 million and
$114.0 million, respectively, related to the Ventas Master Lease and other lease agreements with Ventas for medical office buildings and rent expense of $2.9 million and $8.5 million, respectively, related to a lease arrangement with MPT for the lease of Hackensack
Meridian Mountainside Medical Center.
Critical Accounting Estimates
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
Our critical accounting estimates include revenue recognition, risk management and self-insured liabilities, and income taxes.
During the three months ended September 30, 2025, we modified the technique used to estimate the collectability of our accounts receivable, which impacted revenue recognized during the period. Refer to Note 2, Summary of Significant
Accounting Policies, for further discussion. There have been no other changes to our critical accounting estimates or their application since the date of the Annual Report. Refer to the Annual Report for a complete and comprehensive discussion of these estimates.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At September 30, 2025, the following components of our Senior Secured Credit Facilities bore interest at variable rates at specified margins above either the agent bank’s alternate base rate or Term SOFR: (i) a $777.5 million, seven-year term loan; and (ii) a $325.0 million, five-year asset-based revolving credit facility. As of September 30, 2025, we had outstanding variable rate debt of $765.7 million.
At September 30, 2025, we had interest rate swap agreements with notional amounts totaling $398.4 million and $2.0 million, expiring June 30, 2026 and June 26, 2029, respectively. Please refer to Note 5 to the Notes to Condensed Consolidated
Financial Statements included within this Quarterly Report for more information on the interest rate swap agreements. Under the October 2021 Agreements, expiring June 30, 2026, we are required to make monthly fixed rate payments at annual rates ranging from 1.47% to 1.48% and the counterparties are obligated to make monthly floating rate payments to us based on one-month Term SOFR, each subject to a floor of 0.39%. On February 5, 2025, we executed new interest rate swap agreements with an effective date of June 30, 2025 and expiring June 26, 2029. As of the effective date, the notional amounts totaled $0.6 million, and will accrete up to $400.4 million by June 30, 2026. We are required to make monthly fixed payments at annual rates ranging from 3.97% to 3.98% and the counterparties are required to make monthly floating rate payments to us based on one-month Term SOFR, each subject to a floor of 0.50%.
Although changes in the alternate base rate or Term SOFR would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our variable rate debt on our consolidated financial position, results of operations or cash flows would not be material. Based on the outstanding borrowings and impact of the interest rate swaps in place at September 30, 2025, a one percent change in the interest rate would result in a $3.8 million increase or decrease in our annual interest expense.
We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows, cash on hand and access to our ABL Facilities. Our ability to borrow funds under our ABL Facilities is subject to, among other things, the financial viability of the participating financial institutions. While we do not anticipate any of our current lenders defaulting on their obligations, we are unable to provide assurance that any particular lender will not default at a future date.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2025, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2025 - July 31, 2025	4,942	$14.49	—	—
August 1, 2025 - August 31, 2025	2,715	11.07	—	—
September 1, 2025 - September 30, 2025	25,158	13.19	—	—
Total	32,815	$13.21	—	—

(1)	Represents 32,815 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock unit awards.
(2)	We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended September 30, 2025.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the
Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

Exhibit Number	Description

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2024)
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2025)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report Form 8-K filed on May 23, 2025)
10.1
Amendment No. 3 to Amended and Restated Term Loan Credit Agreement, dated as of September 18, 2025, by and among
AHP Health Partners, Inc., as Borrower, Ardent Health, Inc., the Guarantors, the Lenders and Bank of America, N.A., as
the Additional 2025 Term B Lender and as Administrative Agent (incorporated by reference to Exhibit 10.1 to the
Company’s Current Report on Form 8-K filed on September 23, 2025)

10.2
Amendment No. 5 to Amended and Restated ABL Credit Agreement, dated as of September 18, 2025, by and among AHP
Health Partners, Inc., AHS East Texas Health System, LLC, Ardent Health, Inc., the Subsidiaries of AHP Health Partners,
Inc. and AHS East Texas Health System, LLC, as Borrowers, the Guarantors, the Lenders, and Bank of America, N.A., as
Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on
September 23, 2025)

31.1*	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ARDENT HEALTH, INC.

Date: November 14, 2025	By:	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)