Form 10-K
period 2025-12-31
Ardent Health, Inc.
filed 2026-03-16
CIK 1756655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACE OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
Auditor PCAOB ID Number: 42		Auditor Name: Ernst & Young LLP		Auditor Location: Nashville, Tennessee, United States of America
As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the Registrant was $324.3 million based on the closing price of the Registrant's common stock as reported by the New York Stock Exchange.

As of March 10, 2026, the Registrant had 142,902,276 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the 2026 annual meeting of stockholders, which will be filed no later than 120 days after the Registrant's fiscal year ended December 31, 2025.

i

PART I

Item 1. Business

Overview

Ardent Health, Inc. was initially formed in Delaware in 2015 as Ardent Health Partners, LLC. On July 17, 2024, Ardent Health Partners, LLC converted from a Delaware limited liability company into a Delaware corporation in connection with its initial public offering and changed its name to Ardent Health Partners, Inc. On June 3, 2025, Ardent Health Partners, Inc. changed its name to Ardent Health, Inc. Ardent Health, Inc. is a holding company that has affiliates that operate acute care hospitals and other healthcare facilities and employ physicians. The terms "Ardent," the "Company," "we," "our" and "us," as used in this Annual Report on Form 10-K ("Annual Report"), refer to Ardent Health, Inc. and its affiliates and, on or prior to July 16, 2024, Ardent Health Partners, LLC and its affiliates, unless stated otherwise or indicated by context. The term "affiliates" includes direct and indirect subsidiaries of Ardent and partnerships and joint ventures in which such subsidiaries are equity owners.

Ardent is a provider of healthcare services in the United States, operating in eight growing mid-sized urban markets across six states: Texas, Oklahoma, New Mexico, New Jersey, Idaho, and Kansas. We deliver care through a system of 30 acute care hospitals, more than 280 sites of care, and over 2,000 providers that are either employed by or affiliated1 with us, as of December 31, 2025. We hold a leading position in a majority of our markets2 and believe we are one of the leading healthcare systems based on market share and given our integrated network of hospitals, ambulatory facilities, and physician practices. We operate either independently or in partnership with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation through our well-established and differentiated joint venture (“JV”) model. Collectively, we operate as a unified organization with a consumer-centric approach to caring for our patients and our communities.

Our healthcare delivery model is built around the consumer and seeks to optimize access for patients and continuity of care. We have built a comprehensive healthcare ecosystem that serves the unique needs of each patient over the course of his or her healthcare journey while our local physicians and providers deliver care based on the standard for their own market. We focus on establishing long-term relationships to engage with patients over their lifetime and seek to deliver superior, cost-effective health outcomes. On average, we care for approximately 17,000 people every day across our healthcare ecosystem and during 2025, we served approximately 1.2 million unique patients who had more than 6.1 million visits with our healthcare providers.

We provide both general and specialty services, including internal medicine, general surgery, cardiology, oncology, orthopedics, women’s services, neurology, urology, and emergency services, within inpatient and ambulatory care settings. In addition to our 30 acute care hospitals, we operate a broad network of ambulatory facilities and telehealth services, including 188 primary care and specialty care clinics, four ambulatory surgery centers (“ASCs”), 45 urgent care centers, two free-standing emergency departments, and 12 diagnostic imaging centers. Bolstered by our provider network, which consists of 400 primary care providers and 1,620 specialists, our network allows us to provide accessible and convenient healthcare to our patients in the optimal location, whether that be in a hospital, ambulatory care or virtual care setting. As part of our growth strategy, we are accelerating our ambulatory and physician alignment initiatives to expand both physical and virtual consumer access points. We expect that this approach will grow our market share and drive performance in connection with our value-based care initiatives, which are designed to deliver high-quality care that exceeds Centers for Medicare & Medicaid Services (“CMS”) benchmarks to patients in a cost-effective manner for payors.

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

Our well-established JV model differentiates us by enabling us to enhance our scale and provide unique opportunities to establish new markets and access points. In all of our regional markets, we have entered into JVs with one or more of the following partners: a premier academic medical center, a large not-for-profit hospital system, community physicians, and a community foundation. Our strategic JV partners offer us significant advantages, including expanded access points, clinical talent availability, local brand recognition, and scale that enable us to accelerate market penetration. For our not-for-profit hospital, community physicians, and community foundation partners, the JVs allow them to continue to serve the healthcare needs of their communities while retaining an economic ownership interest in the local healthcare delivery system. For our academic medical center partners, the JVs allow them to maintain focus on their core competency – training the next generation of healthcare providers – while we strengthen the facilities where this training and care are provided. We help our partners enhance their network and regional presence through our operational acumen. We strengthen clinical services, drive operating improvements, and centrally manage operations to optimize hospital performance and enhance patient care. In each of these partnerships, we are the majority owner and serve as the day-to-day operator. We believe we are the JV partner-of-choice for academic medical centers and not-for-profit health systems in new and existing markets.

1    Affiliated providers are physicians and advanced practice providers with whom we contract for services through a professional services agreement or other independent contract agreement.
2    Leading positions defined as first or second based on inpatient market share.

Our hospital portfolio consists of 30 acute care hospitals, 18 of which are operated by JVs. Of those 18 hospitals, nine are owned and operated through limited liability companies (“LLCs”) that qualify as variable interest entities (“VIEs”). Through our wholly-owned subsidiaries, we own majority interests in each LLC that owns and operates our hospitals. While we hold majority interests in the LLCs that own and operate these hospitals, there are also significant minority interests held by not-for-profit medical systems, universities, academic medical centers, foundations or a combination thereof. The nine hospitals associated with the UT Health East Texas JV are wholly-owned by the respective JV’s members and, as such, do not represent hospitals owned and operated as VIEs. Instead, the UT Health East Texas facilities contribute earnings to the JV to be recognized by the members on a pro rata basis according to their ownership interests. While we believe that our relationships with our JV partners are strong, any changes in these relationships could disrupt ongoing business, negatively affect our cash flows and distract management and other key personnel from our core business operations. Additionally, the interests of our JV partners may differ from the interests of our Company as a whole, which could limit our ability to effectively operate the related JVs and maximize the economic benefits of our JV model. For more information, see “Item 1A. Risk Factors—Risks Related to our Business and Industry—We conduct a significant portion of our operations through JVs, which may expose us to certain risks and uncertainties, including risks as a result of our lack of sole decision-making authority. In addition, we may be required under certain circumstances to purchase our JV partners’ equity interests, which could adversely affect our liquidity and financial condition.”

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

At Ardent, culture, safety, quality, and compliance represent the foundation of our platform. We are guided by our operating principles and values, which we define as “The Ardent Way.” The Ardent Way has resulted in national recognition as demonstrated by our numerous awards, ratings, and accolades praising our quality, safety, and employee satisfaction. In 2025, we had 85% systemwide compliance with the sepsis bundle resulting in severe sepsis mortality of 2.7% and septic shock mortality 17.4%, both of which outperformed the national averages of approximately 15% and 35%, respectively. Our safety ratings consistently exceed the national average. For example, nine of our hospitals received the Leapfrog Group’s prestigious 2025 Top Hospital designation and 88% of our hospitals that were graded received a Fall 2025 Leapfrog Hospital Safety Grade of A or B, compared to the national average of 58% of hospitals. We have been recognized as an employer of choice by numerous organizations including Modern Healthcare and The Tennessean.

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

We operate health systems in the following markets (as of December 31, 2025):

Health System	Market (City, State)(1)	Hospitals Operated(2)	Total Sites of Care	Providers(3)	Licensed Beds	Leased Hospitals	Estimated Market Share(4)	Market Population(5)	Population Growth(5)	Median Income(5)
UT Health East Texas	Tyler, TX	9(6)	74	571	868	1	23.4%^	1,134,121	3%	$66,420
Hillcrest HealthCare System	Tulsa, OK	8	82	511	1,173	8	24.5%^	1,518,773	2%	$64,759
Lovelace Health System	Albuquerque, NM	5	38	314	619	5	14.6%†	1,942,608	2%	$65,834
Hackensack Meridian Medical Centers	Montclair/Westwood, NJ	2	27	155	476	1	51.7%*	543,770	0%	$139,718
BSA Health System	Amarillo, TX	3	20	126	485	1	53.6%*	460,326	1%	$66,149
Portneuf Medical Center	Pocatello, ID	1	14	137	199	0	58.4%*	208,167	4%	$72,022
UKHS St. Francis Medical Center	Topeka, KS	1	19	154	378	0	19.9%^	368,379	0%	$66,338
Seton Medical Center Harker Heights	Killeen, TX	1	12	53	83	0	6.3%†	462,596	5%	$71,722
		30	286	2,021	4,281	16

(1)This represents the headquarters of each market.
(2)Total number of hospitals operated by us as of the date of this Annual Report, irrespective of whether the hospital real estate is (i) owned by us, (ii) leased by us, or (iii) held through a controlling interest in a JV.
(3)This metric represents the total number of providers employed by us at our operated hospitals and affiliated providers, measured as of December 31, 2025, including physicians at UKHS St. Francis Campus and UT Health East Texas who are employed by the hospitals’ respective JV partners but managed by us.
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
(5)Source: Strata Decision Technology (2025, 2030); Esri Geoenrichment Service. Note: Esri models projections via US Census estimates. Market population corresponds to approximately 85-90% of the patients we serve in the applicable zip codes defining our markets. Population growth represents estimated growth in the applicable market from 2025 to 2030.
(6)Includes UT Health North Campus Tyler, a hospital owned by The University of Texas Health Science Center at Tyler ("UTHSCT") (an affiliate of The University of Texas System), but managed by Ardent.

Our provider network serves as the foundation through which we deliver quality care. We have 2,020 providers, including 1,480 employed providers and 540 affiliated physicians and advanced practice providers. Affiliated providers perform services for us through professional services agreements or other independent contractor agreements. Our growing provider network, which consists of 400 primary care providers and 1,620 specialists, affords us the opportunity to drive growth and deliver on value-based care initiatives. Moreover, our providers work alongside independent providers in collaborative clinically integrated networks and accountable care organizations (“ACOs”), with the objective of reducing costs and improving outcomes, such as safety of care, readmission, and mortality rates.

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

We leverage Epic, together with other emerging technologies, to make it easier for our caregivers to deliver care, and for our patients to access and receive care while improving outcomes based on our safety of care, readmission, and mortality rates. We are expanding care beyond the hospital by implementing a variety of technologies and innovative applications across our footprint. This allows us to develop a comprehensive ecosystem of solutions to better care for patients across a variety of care settings. These solutions include virtual visits, remote patient monitoring, chronic care management, as well as a consumer engagement platform. For example, we currently utilize virtual nurses, wireless biosensors, and artificial intelligence (“AI”) monitoring to supplement the delivery of care at a patient’s bedside. We currently utilize AI to monitor and interpret biosensor data for signs of patient deterioration, which enables our caregivers to intervene earlier than would be possible otherwise. These biosensors also help determine when a patient is stable and ready for discharge, and, when coupled with remote patient monitoring using AI, can also help to alert caregivers to the early signs of adverse health events and determine when additional care may be needed following discharge from the hospital. For example, we have partnered with BioIntelliSense to use their BioButton in certain of our medical surgical units. The BioButton, which is approved by the U.S. Food and Drug Administration (the “FDA”), is a medical-grade wearable device used for continuous monitoring of vital signs in hospitalized patients and is placed on a patient’s upper left chest upon hospital admission to measure heart rate, respiratory rate, skin temperature and patient activity levels (low, medium, and high). The device captures up to 1,440 measurements per patient per day, transmitting data wirelessly to a cloud-based software system for analysis and real-time clinical notifications. In 2025, the wearable technology was utilized by more than 77,000 patients. Early implementation has shown a 15% reduction in mortality in monitored units, while easing the nursing workload and reducing length of stay (“LOS”) by approximately one-third of a day. Over the last three years, we have invested nearly $32.7 million in enhanced technologies designed to broaden our service capabilities, increase patient engagement, grow revenue, and expand margins.

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

In addition, the members of the JV Board appointed by our partner have unilateral and exclusive authority to make certain decisions that are essential to the maintenance of the status of our JV partner as a 501(c)(3) organization or to ensure that the JV complies with the Community Benefit Standards (as defined below), such as the right to (i) name the chairman of the JV Board, (ii) cause the dissolution of the JV in the event the JV fails to satisfy the “community benefit standards” set forth in IRS Revenue Ruling 69-545 (the “Community Benefit Standard”), (iii) terminate the Chief Executive Officer of the JV or the Chief Executive Officer of the hospital operated by the JV due to the failure of such Chief Executive Officer to ensure that the JV is operating consistently with the Community Benefit Standards and (iv) terminate the JV’s Management Services Agreement (as described below) with us in the event that our provision of services results in failure to satisfy the Community Benefit Standards. Further, the members of the JV Board appointed by us and the members of the JV Board appointed by our JV partner have the unilateral but not exclusive right to terminate the Chief Executive Officer of the JV or the Chief Executive Officer of the hospital operated by the JV for any other reason.

Neither us nor our JV partner has the right to transfer its membership interest in the JV unless approved by the JV Board or after the completion of the right of first refusal and tag-along process. Each member of the JV grants to the other a standard right of first refusal, pursuant to which a member has the right to acquire the ownership interests of the other in the event that such other member wishes to sell its ownership interests to an unrelated third party. If a member does not exercise its right of first refusal, it has the right to tag along with the sale to the third party.

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
•Our JV with Physicians Surgical Hospitals, LLC (“PSH”) is different than the other JVs in that decisions of the JV Board are made by majority vote and not block voting, except that a vote of our member and physician members holding at least 67% of the ownership interests in PSH is required to take certain actions for the JV, including a merger or sale of substantially all of the JV’s assets, liquidating or dissolving the JV, making a material change in the JV’s business of operating surgical specialty hospitals, incurring debt over $3 million, requiring additional capital calls and amending the LLC Agreement for the JV.
•Our JV with Tulsa Spine & Specialty Hospital (“TSSH”) is different than the other JVs in that we can appoint up to eight managers and the physicians can appoint up to 14 managers to the JV Board. If there is a deadlocked vote of the JV Board, then the vote of our managers prevails unless it is a matter that requires a supermajority vote of the members, in which case, the approval of our member and the physician entity member, TSSH Holding Company, LLC, would be required. Matters that require the approval of a supermajority of the members include the issuance of membership units, transactions with affiliates of members, appointment of the CEO or Chief Nursing Officer of the JV, making a capital call, approving a merger or sale of substantially all of the JV’s assets, effecting any bankruptcy or liquidation of the JV and approving capital and operating budgets.
•For the PSH and TSSH JVs, there is no requirement to comply with the Community Benefit Standards, and the physician managers do not have exclusive or unilateral authority to take any actions like our non-profit JV partners.

Moreover, we have entered into put/call agreements with one of our JV partners, The University of Kansas Hospital Authority, with respect to the equity interest held by our JV partner in our Topeka, Kansas JV. The put/call arrangement gives our JV partner the right to deliver a put notice to us following the occurrence of certain events, such as our exclusion or suspension from Medicare and Medicaid programs, upon a specified change of control of our Company, or upon termination of the related MSA. The put/call arrangement also provides our JV partner the right, in limited circumstances, such as a material breach of the related MSA or in the event one of our subsidiaries holding the equity interest in the JV files for bankruptcy protection, to buy out our interest in the JV. In the event our JV partner delivers a put notice to us, we may be required to settle the put/call arrangement in cash. In the event that our JV partner exercises their option to buy out our interest in the JV, the purchase price is determined by the product of the appraised fair market value of the JV and the fraction of all issued and outstanding equity units of the JV to be purchased.

Our Market Opportunity

Healthcare is one of the largest and fastest-growing sectors of the U.S. economy. According to CMS, U.S. national healthcare expenditures (“NHE”) represented approximately 18% of U.S. gross domestic product (“GDP”), or nearly $5.3 trillion, in 2024. After taking into account the expected decline in insurance enrollment due to the expiration of the Inflation Reduction Act's temporary extension of enhanced subsidies and associated temporary Special Enrollment Period at the end of 2025, CMS projects NHE will grow by an average of 5.8% annually from 2024 to 2033, surpassing $8.6 trillion and representing 20.3% of GDP. CMS projects that NHE is generally expected to grow more rapidly, on average, than the overall economy. Moreover, hospital expenditures are expected to rise at a higher rate, on average, than the GDP. While the GDP is expected to increase at an average annual growth rate of 4.3% from 2024 to 2033, hospital expenditures are expected to rise at a 5.9% average annual growth rate over the same period. The projected annual growth rate for NHE was achieved for 2023 (7.5% projected for 2023 compared to 7.5% actual) but was not achieved for 2024 (8.2% projected for 2024 compared to 7.2% actual), while the projected annual growth rate for U.S. hospital expenditures was achieved for 2023 (10.1% projected for 2023 compared to 10.4% actual) and was not achieved for 2024 (9.2% projected for 2024 compared to 8.9% actual). The projected annual growth rates for NHE and hospital expenditures for 2025 were 7.1% and 6.8%, respectively. 2025 actual growth is not yet available as CMS has not released its 2025 data.

According to the Population Reference Bureau (“PRB”), the U.S. population today is older than it has ever been in the history of our nation, with the number of Americans aged 65 and older projected to increase approximately 42%, to over 82 million people, by 2050. According to the U.S. Census Bureau, those aged 85 and older are projected to grow 168% by 2050, increasing from over six million, or approximately 2% of the population, in 2022, to over 17 million, or approximately 5% of the population.

The future prevalence of chronic conditions, such as diabetes, hypertension, and congestive heart failure is also projected to increase, with a study published by Frontiers in Public Health in 2022 estimating that the adult population with one chronic condition will approximately double between 2020 and 2050.

According to CMS National Healthcare Expenditure Data, hospital services and physician and clinical services expenditures collectively accounted for approximately $2.7 trillion in 2024, or 52% of the total healthcare spending in the United States:

•Hospital services represent the single largest category of spend at nearly $1.6 trillion, or approximately 31% of total healthcare spending in 2024. Expenditures grew 8.4% year-over-year due to higher utilization, increased care intensity, and elevated insurance coverage. Hospital services expenditures are expected to grow approximately 63% to $2.7 trillion by 2033, representing approximately 31% of total spending.
•Physician and clinical services accounted for nearly $1.1 trillion, or approximately 21% of total spending in 2024. These expenditures reflect a 7.4% growth over the prior year amid strong demand for ambulatory and clinical services. Physical and clinical services expenditures are expected to grow approximately 59% to approximately $1.7 trillion by 2033, representing approximately 20% of total spending.

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

The hospital services sector increasingly will benefit from emerging technologies and the use of data contained within electronic health record (“EHR”) systems. The continued significant investment in, and adoption of, these technologies is expected to improve real-time access to patient records and relevant clinical data, allowing providers to maximize clinical efficiency, enhance care delivery, patient experiences, and improve safety of care, readmission, and mortality rates. We have successfully implemented a single, highly optimized instance of Epic as our clinical operating platform that provides a foundation for consistent and scalable clinical and financial outcomes. We also currently utilize and continually assess emerging technologies to supplement care delivered at the bedside.

In response to rising healthcare spending in the United States, commercial and governmental payors are shifting from fee-for-service payment models towards value-based care models. Fee-for-service payment models reimburse healthcare providers for each service they deliver to a patient, while value-based care models incentivize healthcare providers to focus on quality outcomes rather than the quantity of services rendered. The shift to value-based care models requires greater alignment and coordination with healthcare providers. This shift includes risk-based payment models that tie financial incentives to quality, efficiency, and patient outcomes. Under value-based care and risk-based payment models, financial incentives include various payments received for shared savings with payors, which is determined on an annual basis, additional payments for care coordination efforts, bonuses for preventive care visits, and bundled payments for all services provided within a defined episode of care. Evidence of this trend includes the growing proportion of the Medicare-eligible population enrolled in Medicare Advantage health plans, which is expected to grow from 54% of total Medicare enrollment in 2025 to 64% by 2034, according to industry estimates.

Alternative payment models (“APMs”) under value-based contracts represent a shift from traditional fee-for-service payments, which reimburse providers based on the volume of care delivered, to mechanisms that reward the quality and efficiency of care. Value-based programs may be administered/offered by CMS for Medicare, individual States for Medicaid or individual payers for any managed care program or commercial plan. Key APMs include shared savings programs, pay-for-performance, pay-for-reporting, and care management models that provide a per-member-per month payment for management of assigned patients. Shared savings programs incentivize providers to reduce healthcare costs while maintaining or improving quality; they can be upside-only, where providers share in savings if they reduce costs below a benchmark without financial penalties for exceeding the benchmark, or they can involve downside risk, where providers may also face penalties for exceeding cost benchmarks. Pay-for-performance programs reward providers for meeting specific quality and efficiency metrics, linking a portion of their compensation to their performance on these measures. Care coordination payments provide additional funds to support activities that improve the coordination of patient care, such as care management and patient education, enhancing the overall patient experience and health outcomes.

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

For example, on January 1, 2025, we acquired 18 urgent care centers across New Mexico and Oklahoma, which positioned us to better serve a broad spectrum of acuity throughout the community. Additionally, regular touchpoints with our patients using channels such as email, chat, text, and Epic’s MyChart app allow us to stay engaged with patients and deliver care when and where needed.

Continued deployment of emerging technologies provides support from the bedside to the home, making it easier for us to deliver care to patients across all settings.

This ecosystem of care—which includes digital engagement and virtual appointments, remote patient monitoring to manage chronic health conditions, convenient outpatient facilities, and hospital care for more complex needs—is focused on supporting every patient’s needs regardless of acuity. We have implemented a suite of programs to support and monitor quality of care, including hospital acquired conditions (“HACs”) and serious safety events. These efforts have resulted in a Leapfrog hospital safety grade that consistently outranks the national average (including nine “Top Hospitals”).

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

Highly Integrated, Tech-Enabled Care Delivery Model

Our investments in advanced technologies enable our more than 2,000 providers to effectively manage patients’ health needs before, during, and after an episode of care. Our single, highly optimized instance of Epic as our clinical operating platform provides a foundation for consistent and scalable clinical and financial outcomes. We believe we are currently the only large investor-owned company that has embraced Epic and expect this platform will be highly beneficial to us as the industry moves further into value-based care models, and we believe Epic makes us a more attractive partner for emerging technology providers and facilitates physician use of novel technology.

We also continually assess advanced technologies to supplement care delivered at the bedside and are currently utilizing a variety of AI-powered tools including clinical decision support, smart monitoring devices, and clinical documentation tools. The deployment of these and other tools improves patient care and safety while reducing the administrative burden placed on caregivers. Outside the hospital, remote patient monitoring provides for care at home and facilitates earlier intervention when needed. The utilization of chronic care management programs allows us to proactively identify and address social determinants of health, which in turn eliminates barriers to care that adversely affect outcomes and increase the cost of care. These technologies extend the reach of our caregivers, allowing them to treat more patients and provide omnichannel care.

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

Our Growth Strategy

Ardent is committed to driving long-term value creation through a multi-faceted strategy focused on targeted market share growth, operational excellence, and disciplined capital allocation. As we continue to grow our footprint, build density and scale, and further implement our consumer-centric delivery model, we expect to grow market share within our existing markets. We also intend to replicate our model across the approximately 350 markets that we believe fit our strategic focus on mid-sized urban communities, allowing us to meet evolving healthcare needs across more geographies, which we believe will drive stockholder value.

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

We intend to fuel additional growth by advancing capabilities that enable us to succeed in a value-based care environment. We currently have a strong foundation of value-based care contracts and programs and plan to continue to build out the infrastructure and operational rigor to expand our participation in these programs and drive better health and cost outcomes. We plan to grow our extensive and diverse provider network through our robust recruitment pipeline of primary care and specialist physicians. Our system-wide implementation of Epic, in addition to our technology-focused initiatives and partnerships, will continue to improve our ability to track population health metrics, measure clinical outcomes, and coordinate care. We plan to leverage these capabilities, combined with as our scale and JV partnerships, to strengthen our managed care contracting strategy across fee-for-service and value-based arrangements.

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

Our Properties and Facilities

The locations of our hospitals and the number of licensed beds at each hospital as of December 31, 2025 are set forth in the table above under “Item 1. Business—Our Platform.” We operate 30 acute care hospitals including one managed hospital, two rehabilitation hospitals and two surgical hospitals, with a total of 4,281 licensed beds, and provided physician and other ancillary healthcare services through a system of 1,480 employed providers. Our healthcare facilities serve urban and suburban markets in Amarillo, Texas; Killeen, Texas; Tyler, Texas; Albuquerque, New Mexico; Tulsa, Oklahoma; Topeka, Kansas; Pocatello, Idaho; Westwood, New Jersey; and Montclair, New Jersey. The other healthcare facilities include medical office buildings located on the same campus as, or near, our acute care hospitals, physician practices and various ancillary healthcare facilities. All of our hospitals and other applicable healthcare facilities are eligible to participate in the Medicare and Medicaid programs.

As of December 31, 2025, we leased approximately 102,290 square feet of office space at 340 Seven Springs Way, Suite 100, Brentwood, Tennessee for our corporate headquarters. In addition, as of December 31, 2025, we leased approximately 1,582 square feet of office space at 7100 Commerce Way, Suite 15, Brentwood, Tennessee for our information systems operations. We own, or control through our JVs, Portneuf Medical Center in Pocatello, Idaho; the University of Kansas St. Francis Campus in Topeka, Kansas; Pascack Valley Medical Center in Westwood, New Jersey; Physicians Surgical Hospitals in Amarillo, Texas; Seton Medical Center Harker Heights in Killeen, Texas; UT Health Henderson in Henderson, Texas; UT Health Jacksonville in Jacksonville, Texas; and UT Health Tyler in Tyler, Texas.

We lease ten of our hospitals from subsidiaries of Ventas pursuant to the Ventas Master Lease (the “Ventas Master Lease”). For additional information regarding the terms of the Ventas Master Lease, see Note 4, Related Party Transactions, to our consolidated financial statements included within this Annual Report. Additionally, we lease 18 medical office buildings from Ventas pursuant to lease agreements with initial terms of 12 years and eight options to renew for additional five-year terms.

We lease from Medical Properties Trust, Inc. (“MPT”) the real property on which Hackensack Meridian Mountainside Medical Center is located. The initial lease term commenced on March 31, 2014 and ends on December 31, 2029. Following the initial lease term, there are four renewal options for a total of 14 additional years. The leased property is primarily used for the operation of Hackensack Meridian Mountainside Medical Center. The monthly rent under the lease is calculated on the basis of the lease base amount of $115 million multiplied by the lease rate (an amount equal to eight percent, subject to yearly increases as provided in the lease) divided by 12.

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
•and state certificate of need (“CON”) laws, which may limit our ability to expand services and facilities, make capital expenditures, and otherwise make changes in operations.

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

Reimbursement and Payment

We receive payment for healthcare services from the federal Medicare program; state Medicaid or similar programs; health insurance carriers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care programs; and patients directly.

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

Within the framework of the Medicare and Medicaid programs, there are areas subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs. Reimbursement is subject to audit and review by government agencies and contractors, such as the Medicare Administrative Contractors (“MACs”).

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

Medicare

In addition to the Medicare reimbursement reductions and adjustment discussed below, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions to reduce the federal deficit, resulting in a uniform percentage reduction across all Medicare programs of 2% per federal fiscal year that extends through the first seven months in which the federal fiscal year 2032 sequestration order is in effect. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, and the payment adjustment was reduced from 2% to 1% from April 1, 2022 until June 30, 2022. The full 2% reduction resumed July 1, 2022. These reductions apply to certain other federally funded healthcare programs, including TRICARE. As a result of the American Rescue Plan Act of 2021 (“ARPA”), an additional Medicare payment reduction of up to 4% was required to take effect in January 2022, although Congress has delayed implementation of this reduction through at least federal fiscal year 2026. And while Medicare payments under the Physician Fee Schedule received a one-time increase of 2.5% under the 2026 Medicare Physician Fee Schedule Final Rule, this increase is largely offset by 2.5% “efficiency adjustment” reductions to certain non-time-based codes. We anticipate that the federal deficit will continue to place pressure on government healthcare programs, and it is possible that future deficit reduction legislation will impose additional spending reductions.

Inpatient Acute Care

Payments for inpatient acute services are generally made pursuant to the inpatient prospective payment system (“PPS”). Under PPS, our hospitals are paid a predetermined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a Medicare severity diagnosis-related group, commonly known as an “MS-DRG,” based upon the patient’s condition and treatment during the relevant inpatient stay. The MS-DRGs are severity-adjusted to account for the severity of each patient’s condition and expected resource consumption. Each MS-DRG has a payment weight assigned to it based on the average resources used to treat Medicare patients in that MS-DRG. MS-DRG payments are based on national averages and not on charges or costs specific to a hospital. Medicare sets discharge base rates (standardized payment amounts), which are adjusted according to the MS-DRG relative weights and geographic factors. While a hospital generally does not receive payment in addition to a MS-DRG payment, hospitals may qualify for an “outlier” payment when a specific patient’s treatment costs are extraordinarily high and exceed a specified regulatory threshold.

MS-DRG rates are updated, and MS-DRG weights are recalibrated, using cost-relative weights each federal fiscal year (which begins October 1). The index used to update the MS-DRG rates, known as the “market basket,” gives consideration to the inflation experienced by hospitals and entities outside the healthcare industry in purchasing goods and services.

MS-DRG payment rates were increased by the market basket update of 2.9% and 2.6% for each of federal fiscal years 2025 and 2026, respectively, subject to certain adjustments. For federal fiscal year 2025, the market basket was reduced by a 0.5 percentage point productivity adjustment. For federal fiscal year 2026, the market basket was reduced by a 0.7 percentage point productivity adjustment. A reduction of 25% of the market basket update occurs if patient quality data is not submitted, and a reduction of 75% of the market basket update occurs for hospitals that fail to demonstrate meaningful use of certified EHR technology without receiving a hardship exception. Additional adjustments may apply, depending on patient-specific or hospital-specific factors.

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

Outpatient Services

CMS also reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. APC payment rates are generally determined by applying a conversion factor, which CMS updates annually using a market basket. For calendar year 2025, CMS increased payment rates under the hospital outpatient PPS by an estimated 2.9%. This increase reflects a market basket increase of 3.4% with a negative 0.5 percentage point productivity point adjustment. For calendar year 2026, CMS increased payment rates under the hospital outpatient PPS by an estimated 2.6%, reflecting a market basket increase of 3.3%, with a negative 0.7 percentage point productivity adjustment. A 2.0 percentage point reduction to the market basket update applies to hospitals that do not submit required patient quality data.

The Medicare reimbursement we receive may also be affected by broad shifts in payment policy. For example, in June 2022, the U.S. Supreme Court invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. Although our hospitals do not participate in the 340B program, the decision has implications for all hospitals reimbursed under the outpatient PPS. The 340B program allows participating hospitals to purchase certain outpatient drugs from manufacturers at discounted rates. These hospitals are reimbursed for the discounted drugs under the same Medicare payment methodology and rates that are applied to non-340B hospitals. In 2018, the U.S. Department of Health and Human Services (“HHS”) implemented a payment policy that reduced Medicare payments to 340B hospitals for most drugs obtained at 340B-discounted rates, and which resulted in increased payments for non-340B hospitals, including our facilities. Instead of ordering HHS to pay 340B hospitals the difference between the rates under the 2018 payment policy and what should have been paid, the United States District Court for the District of Columbia allowed HHS to develop an appropriate remedy to address underpayments to 340B hospitals that resulted from the policy in past payment years. For calendar year 2023, CMS finalized the payment rate for drugs acquired through the 340B program in light of the U.S. Supreme Court decision and, to achieve budget neutrality, implemented a reduction of approximately 3.1% to payment rates for non-drug services under the outpatient PPS. In November 2023, HHS finalized the remedy for calendar years 2018 through 2022, directing that $9 billion be paid to affected 340B providers in a one-time lump sum payment. In order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually. This adjustment will start in calendar year 2026 and continue for approximately 16 years.

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

Inpatient Rehabilitation

CMS also reimburses services provided in inpatient rehabilitation facilities (“IRFs”) on a PPS basis. Under the IRF PPS, patients are classified into case mix groups based upon impairment, age, comorbidities (additional diseases or disorders occurring in a single patient) and functional capability. IRFs are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2025, CMS increased inpatient rehabilitation payment rates by 3.0%. This reflected a market basket update of 3.5% reduced by a 0.5 percentage point productivity adjustment, with adjustments related to outlier threshold results. For federal fiscal year 2026, CMS increased inpatient rehabilitation payment rates by 2.6% based on a market basket update of 3.3% reduced by a 0.7 percentage point productivity adjustment. In addition, CMS requires IRFs to report quality measures to avoid receiving a reduction of 2 percentage points to the market basket update.

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

Physician Services

Payment under the Medicare program for physician services is based upon the Medicare Physician Fee Schedule, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the resources required to provide the services relative to all other services. Each RVU is calculated based on a combination of the time and intensity of work required, overhead expense attributable to the service, and malpractice insurance expense. These elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. CMS annually reviews resource inputs for select services. For calendar year 2025, CMS reduced the conversion factor by approximately 2.38%. For calendar year 2026, CMS reduced the conversion factor by 2.5%.

CMS has implemented the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care. Physicians and certain other healthcare clinicians are required to participate in one of two QPP payment tracks. Under both tracks, performance data collected in each performance year will affect Medicare payments two years later. CMS expects to transition increasing financial risk to providers as QPP evolves. Under the Advanced Alternative Payment Model (“Advanced APM”) track, incentive payments are available based on participation in specific innovative payment models approved by CMS. Providers may earn a Medicare incentive payment and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (“MIPS”), if the provider has sufficient participation in an Advanced APM. After the 2023 performance year and associated payments in 2025, Advanced APM incentive payments will no longer be available. Instead, beginning in the 2024 performance year, qualifying providers may receive positive adjustments to their Physician Fee Schedule payment rates. Alternatively, providers may participate in the MIPS track, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of EHRs.

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

The federal government and many states are considering various strategies to reduce Medicaid expenditures. Currently, several states in which we operate utilize supplemental reimbursement programs intended to offset a portion of the costs to providers associated with providing care to Medicaid and indigent patients. These programs are designed with input from CMS and may be funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the healthcare providers. We can provide no assurance that changes to Medicaid programs or reductions to Medicaid funding will not have a material adverse effect on our consolidated results of operations.

Federal funds under the Medicaid program may not be used to reimburse providers for medical assistance provided to treat certain provider-preventable conditions. Each state Medicaid program must deny payments to providers for the treatment of hospital-acquired conditions designated by CMS as well as other provider-preventable conditions that may be designated by the state.

Disproportionate Share Hospital

In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive Supplemental Security Income). Disproportionate Share Hospital (“DSH”) payment adjustments are determined annually based on certain statistical information required by HHS and are paid as a percentage addition to MS-DRG payments. The methodology for calculating DSH payment adjustments is affected by shifts in payment policy. For example, in August 2023, CMS finalized changes to the DSH formula, modifying the treatment of patient days paid under demonstrations authorized under Section 1115 of the Social Security Act (including through demonstration-authorized uncompensated and undercompensated care pools) in the Medicaid fraction of the DSH payment formula. These changes could lower DSH payments for many hospitals and adversely impact our results of operations. CMS also distributes a payment to each DSH hospital allocated according to the hospital’s proportion of uncompensated care costs relative to the uncompensated care amounts of other qualifying DSH hospitals.

Medicaid Supplemental Payment Programs

Certain states make payments to providers through Medicaid supplemental payment programs that are separate from base payments and are not specifically tied to an individual’s care. These supplemental payments may be in the form of Medicaid DSH payments, which are intended to offset hospital uncompensated care costs. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Affordable Care Act and subsequent legislation provide for reductions to the Medicaid DSH hospital program. Under current law, Medicaid DSH payments were reduced by $8 billion for the period beginning January 1, 2025 and ending September 30, 2025, and will be reduced by an additional $8 billion per year in each of federal fiscal years 2026 and 2027.

Many states in which we operate have implemented state directed payment (“SDP”) arrangements to direct certain Medicaid managed care plan expenditures. These arrangements, which are subject to annual approval by CMS, allow states to implement delivery system and provider payment initiatives by requiring Medicaid managed care organizations to pay providers according to specific rates or methods. For example, SDP arrangements may require managed care plans to implement value-based purchasing models or performance improvement initiatives, or may direct managed care plans to adopt specific payment parameters, such as minimum or maximum fee schedules for specific types of providers. States are increasingly using SDP arrangements, and the use of SDP arrangements may decrease state utilization of other supplemental payment programs, diverting or reducing previously-available funding for certain providers. SDP arrangements can be limited to a specific subset of providers, and providers that do not satisfy applicable criteria may be ineligible for payments. If a state is unable to obtain future CMS approvals of these programs or if the funds available under these programs are reduced, eliminated, or grow at a slower rate than expected, our revenues could be negatively impacted.

Medicaid supplemental payments may also be in the form of non-DSH payments, such as upper payment limit payments, which are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates, or payments under other programs that vary by state under Section 1115 waivers. These supplemental reimbursement programs are generally authorized by CMS for a specified period of time and require CMS’s approval to be extended.

In recent years, the regulatory landscape governing Medicaid supplemental payment programs has continued to evolve. Federal policy changes finalized in 2024 require HHS to revise the methodology for determining allowable payment limits under SDP arrangements. Under these rules, beginning with managed care rating periods on or after July 4, 2025, total payment rates for certain services furnished under SDP arrangements are capped at 100% of Medicare rates in Medicaid expansion states and 110% of Medicare rates in non‑expansion states. The revised regulations include limited grandfathering provisions for SDP arrangements that received CMS approval or had applications submitted before specified effective dates; however, these grandfathered arrangements will be gradually reduced over time, with phase‑downs beginning January 1, 2028. As states transition their existing programs to comply with these requirements, certain funding previously available through legacy supplemental payment methodologies may be reduced, restructured, or converted into new SDP formats.

CMS has also adopted additional requirements governing the design and administration of SDP arrangements, including provisions intended to expand the use of value‑based purchasing models and broaden provider participation. The rules require states to collect provider attestations no later than January 1, 2028 confirming that providers do not participate in any arrangement that holds taxpayers harmless for the cost of provider taxes. These new rules and related administrative requirements may limit provider eligibility or require changes to how states structure their directed payment programs. Medicaid supplemental payment programs require periodic CMS review and approval, the timing, scope, and continuation of payments under these programs remain subject to uncertainty. Any delay in CMS approval, modification of program methodologies, or reduction in available funding could negatively impact the revenues we receive under these arrangements.

Medicaid supplemental payment programs continue to undergo significant policy and structural changes. States in which we operate have implemented, expanded, or revised these programs in recent years. We cannot predict whether future federal or state actions will alter these programs, the extent of future funding, or the timing of when payments will be authorized or distributed. Revenue from Medicaid supplemental payment programs totaled approximately $707.5 million, $530.3 million and $402.6 million in 2025, 2024 and 2023, respectively.

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

Managed Care and Commercial Insurance

Under the Managed Medicare program, also known as Medicare Part C or Medicare Advantage, the federal government contracts with private health plans to provide members with Medicare benefits. The plans may choose to offer supplemental benefits and impose higher premiums and cost-sharing obligations. Enrollment in Medicare Advantage plans is increasing, with industry estimates stating that more than one half of the eligible Medicare population enrolled in such a plan in 2025; projected enrollment estimates remain consistent and continue to trend upward for 2026.

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

CMS also contracts with third parties to promote the integrity of the Medicare program through review of quality concerns and detection of improper payments, and corrections of improper payments. Quality improvement organizations (“QIOs”), for example, are groups of physicians and other healthcare quality experts which work on behalf of CMS to ensure that Medicare pays only for goods and services that are reasonable and necessary and that are provided in the most appropriate setting. Under the RAC program, CMS contracts with Recovery Audit Contractors (“RACs”) nationwide to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program, as required by statute. RACs review claims submitted to Medicare for billing compliance, including correct coding and medical necessity. Compensation for RACs is on a contingency basis and based upon the amount of overpayments and underpayments identified, if any. CMS limits the number of claims that RACs may audit by limiting the number of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year. CMS has implemented the RAC program on a permanent, nationwide basis and expanded the RAC program to the managed Medicare program and Medicare Part D. CMS has transitioned some of its other integrity programs to a consolidated model by engaging Unified Program Integrity Contractors (“UPICs”) to perform audits, investigations and other integrity activities.

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

Accountable Care Organizations and Bundled Payment Initiatives

With the aim of reducing healthcare costs by improving quality and operational efficiency, ACOs are gaining traction in both the public and private sectors. An ACO is a network of providers and suppliers (including hospitals, physicians and other designated professionals) that work together to invest in infrastructure and redesign delivery processes to achieve high-quality and efficient delivery of services. Promoting accountability and coordination of care, ACOs are intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. There are several types of ACO programs, including the Medicare Shared Savings Program.

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

Medical Technology Innovations

HHS and the FDA have spearheaded regulatory oversight of medical technology innovations in the healthcare industry, most notably with respect to the use of AI in support of clinical decision-making. In 2023, for example, HHS issued a final rule implementing transparency requirements for healthcare providers using AI and other predictive algorithms when making clinical healthcare determinations. The FDA has expressed that its jurisdiction extends to such software when used to support clinical decision-making because the software qualifies as a “medical device” under the Food, Drug, and Cosmetic Act. A determination that the software programs we use in our healthcare operations qualify as “medical devices” could subject those programs to premarket approval or clearance under the Food, Drug, and Cosmetic Act and require us to terminate their use until the requisite approvals are obtained.

Future rulemakings by either HHS or the FDA could affect or limit our use of these software programs, or otherwise increase the costs associated with using such software. We are unable to predict the level of scrutiny these or other regulatory bodies will place on our operations that currently utilize, or will in the future utilize, AI and/or predictive algorithms in the clinical space; however, we expect that new, applicable laws and regulations will be passed in the near future at both the federal and state level. In June 2025, for example, Texas passed into law the Texas Responsible AI Government Act (“TRAIGA”), which regulates the use of “high-risk artificial intelligence systems” in certain “high-risk” industries such as healthcare, finance, and legal services. TRAIGA is one of the most expansive state laws governing AI systems currently in effect. Other states in which we operate are currently considering or have passed similar laws, including Oklahoma, New Jersey, and Kansas.

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

At the same time, attempts to make significant changes to recent trends in healthcare public policy continue at the state and federal level. Since its passage, the Affordable Care Act has been subjected to repeated attempts to repeal, replace, or otherwise amend its framework with varying degrees of success. Subsequent legislation and regulation at the state and federal level have affected, and may continue to affect, individual eligibility for coverage under the Affordable Care Act. For example, though ARPA increased access to health insurance subsidies for individuals eligible to purchase coverage through Affordable Care Act marketplaces, Congress failed to extend these subsidies in late 2025, resulting in their expiration on December 31, 2025. Efforts to renew the subsidies are ongoing in Congress though the outcome of the efforts remains uncertain. These and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

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

A recent example of federal legislation that may significantly impact Medicaid provider reimbursement and beneficiary eligibility is the One Big Beautiful Bill Act (the “OBBBA”), which passed on July 4, 2025 and served as Congress’ budget reconciliation act for fiscal year 2025. Provisions of the OBBBA seek to reduce the federal government’s overall Medicaid expenditures by approximately $1 trillion over the next decade, tighten Medicaid eligibility through the expansion of work and reporting requirements for enrollees, and restrict funding mechanisms historically used by states Medicaid programs to fund the state share of Medicaid program expenditures. If implemented, these provisions are likely to negatively impact patients’ access to care as state Medicaid programs, providers, and beneficiaries become subject to material financing limitations and administrative burden.

Additional uncertainty arises from other reform efforts at the federal and state levels with respect to the Medicare program. For example, members of Congress have proposed legislation with the intent of transitioning the Medicare program away from traditional Medicare and toward a model based solely on Medicare Advantage. These proposals further include provisions that would eliminate some or all of the protections introduced by the Affordable Care Act. There continues to be legislative focus aimed at price transparency measures and protection of patients from out-of-network charges. In addition, expanded site-neutral payment policies could continue to reduce payment rates for services provided in inpatient settings relative to those provided in outpatient settings. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. For example, in recent years, there have been trends influenced by private and/or public payors toward enrollment in managed care programs, favoring outpatient care over inpatient care, and provider consolidation. These issues are further discussed in the section titled “Risk Factors—Risks Related to Regulation.”

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

Anti-Kickback Statute

The federal Anti-Kickback Statute (the “Anti-Kickback Statute”) is a criminal law that prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare and Medicaid. Actual knowledge of the statute or specific intent to violate it is not required to commit a violation. Moreover, courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Further, submission of a claim for services or items generated in violation of the Anti-Kickback Statute may be subject to additional penalties under the False Claims Act (“FCA”) as a false or fraudulent claim. Violations of the Anti-Kickback Statute may result in substantial criminal fines for each violation, imprisonment, substantial civil monetary penalties per violation that are subject to annual adjustment based on updates to the consumer price index, and damages of up to three times the total amount of the remuneration and/or mandatory exclusion from participation in government healthcare programs, including Medicare and Medicaid.

The HHS Office of Inspector General (“OIG”) is one entity responsible for identifying and investigating fraud and abuse activities in federal healthcare programs. The OIG has promulgated “safe harbor” regulations that shield arrangements that fully comply with a safe harbor from prosecution. The failure of a particular activity to comply with the safe harbor regulations does not necessarily mean that the activity violates the Anti-Kickback Statute. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse. However, failure to comply with a safe harbor may lead to increased scrutiny by government enforcement authorities.

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

Clinical Laboratory Regulation

Our clinical laboratories are subject to federal oversight under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), which extends federal oversight to most clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. Clinical laboratories that are subject to CLIA must meet quality assurance, quality control and personnel standards. These laboratories also must undergo proficiency testing and are subject to periodic inspections. Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity” or “waived.” Laboratories performing high complexity testing are required to meet more stringent requirements than moderate complexity laboratories. Laboratories performing only waived tests, which are tests determined by the FDA to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most of the requirements of CLIA. Our operations may also be subject to state and local laboratory regulation. CLIA provides that a state may adopt laboratory regulations different from or more stringent than those under federal law, and a number of states have implemented their own laboratory regulatory requirements. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records.

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

In addition, the Eliminating Kickbacks in Recovery Act (“EKRA”) establishes criminal penalties for paying, receiving, soliciting or offering any remuneration in return for referring a patient to a laboratory, clinical treatment facility or recovery home, or in exchange for an individual using the services of one of these entities. The EKRA prohibitions apply to services covered by government healthcare programs and by private health plans. There is limited guidance with respect to the application of EKRA.

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

Data Privacy, Security and Exchange

Numerous state and federal laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. For example, the privacy and security regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, (collectively “HIPAA”) regulate the use and disclosure of identifiable health information, known as protected health information (“PHI”), and require covered entities, including health plans and most healthcare providers to, among other things, implement administrative, physical and technical safeguards to protect the security of such information. Certain provisions of the security and privacy regulations apply to business associates (entities that handle individually identifiable health information on behalf of covered entities), and business associates are subject to direct liability for violation of these provisions. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity.

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

Failure to comply with the HIPAA privacy and security standards may result in criminal penalties and in substantial civil penalties per violation. The civil penalties are adjusted annually based on updates to the consumer price index. HHS is also required to perform compliance audits. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. While HIPAA does not create a private right of action allowing individuals to sue covered entities or business associates for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Our facilities also are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission (the “FTC”) uses its consumer protection authority to initiate enforcement actions in response to data breaches.

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

EMTALA

The Emergency Medical Treatment and Labor Act (“EMTALA”) is a federal law that imposes requirements regarding the care that must be provided to anyone seeking care who comes to a facility that provides emergency medical services before that individual may be transferred to another facility or otherwise denied care. The obligation of a facility to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. The government broadly interprets EMTALA to cover situations in which individuals do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. The government has expressed its intent to investigate and enforce EMTALA violations actively. Hospitals may face conflicting interpretations of EMTALA’s requirements, particularly with respect to state laws that limit access to abortion or other reproductive health services. For example, in July 2022, CMS provided guidance regarding EMTALA obligations specific to patients who are pregnant or are experiencing pregnancy loss and the preemption of state law. In June 2025, CMS rescinded the guidance, removing it from the agency’s website, but subsequently issued a letter reaffirming that EMTALA continues to apply to all patients experiencing a medical emergency, including patients who are pregnant.

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

The total costs for professional and general liability losses are based on our premiums and retention costs, and were $131.3 million, $63.0 million, and $55.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. We experienced an increase in professional and general liability losses during the year ended December 31, 2025, primarily related to the emergence of adverse prior period claim developments, particularly with respect to our New Mexico market, combined with increased social inflationary pressures as described further in Note 11, Self-Insured Liabilities, to our consolidated financial statements included within this Annual Report.

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

The total amounts for workers’ compensation liability insurance are based on our premiums and retention costs and were a benefit of $0.2 million, an expense of $8.0 million, and an expense of $6.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Human Capital Resources

Overview

As of December 31, 2025, we had approximately 25,200 total employees, including more than 19,500 full-time employees and 1,480 employed providers. As of December 31, 2025, approximately 279 employees at the Hackensack Meridian Mountainside Medical Center were represented by two labor unions, and the Hackensack Meridian Mountainside Medical Center is party to two collective bargaining agreements. There are no outstanding labor disputes. We consider our employee relations to be good and we have not experienced any work stoppages.

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

Where You Can Find Additional Information

Our Internet website address is www.ardenthealth.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), free of charge on our website on the “Investor Relations” webpage under the caption “Financials—SEC Filings” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information we file. Our website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report.

Item 1A. Risk Factors

Risk Factors Summary

An investment in our securities involves numerous risks described in “Risk Factors” below and elsewhere in this Annual Report. Key risks include, but are not limited to, the following:

•changes in government healthcare programs, including Medicare and Medicaid, could have an adverse effect on our revenues and business;

•reduction in the reimbursement rates paid by commercial payors, increased reimbursement denials or payment delays by commercial payors, our inability to retain and negotiate favorable contracts with private third party payors, or an increasing volume of uninsured or underinsured patients;
•effects of changes in laws, regulations, policies and government programs;
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
•general economic and business conditions, both nationally and in the regions in which we operate, including the impact of challenging macroeconomic conditions and inflationary pressures, current geopolitical instability, and impacts from the imposition of, or changes in, tariffs, as well as the potential impact of federal government shut downs or other uncertain political, financial, credit and capital conditions, have affected, and may continue to impact, our business, financial condition and results of operations;
•negative impact of severe weather, climate change, and other factors beyond our control, which could restrict patient access to care or cause one or more of our facilities to close temporarily or permanently;
•risks related to the Ventas Master Lease and its restrictions and limitations on our business;
•the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms, including our ability to comply with certain debt covenants and other significant operating and financial restrictions imposed on us by the agreements governing our indebtedness, and the effects that variable interest rates and general economic factors could have on our operations, including our potential inability to service our indebtedness;
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
•the results of our efforts to use technology, including AI and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience;
•our status as a controlled company; and
•conflicts of interest between our controlling stockholder and other holders of our common stock.

Risk Factors

We are subject to numerous known and unknown risks and uncertainties, many of which are beyond our control, that may cause our actual operating results or financial performance to be materially different from our expectations. Any of the events described below could have a material adverse effect on our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business. If any of those risks actually occurs, our business, cash flows, financial condition and results of operations would suffer. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Forward-Looking Statements” in this Annual Report.

Risks Related to Our Business and Industry

Changes in government healthcare programs, including Medicare and Medicaid, could have an adverse effect on our revenues and business.

A significant portion of our patient volume and our revenues are tied to government healthcare programs. For the years ended December 31, 2025 and 2024, approximately 38.6% and 39.2%, respectively, of our total revenue was related to the Medicare program, and approximately 9.6% and 10.3%, respectively, of our total revenue was related to various state Medicaid programs. However, federal and state governments have made, and continue to make, significant modifications to the Medicare and Medicaid programs through statutory and regulatory changes, administrative rulings and other interpretations and determinations. These changes include reductions in reimbursement levels and to supplemental payment programs, such as the Medicaid disproportionate share hospital funding program. Some of these changes may impact the scale and scope of the Medicare and Medicaid programs and could decrease the amount of money we receive for our services or otherwise adversely affect our business and results of operations.

In recent years, legislative and regulatory changes have resulted in limitations and reductions in payments to healthcare providers for certain services under the Medicare program. For example, as discussed in “Item 1. Business—Reimbursement and Payment—Medicare,” Congress established automatic spending reductions under the BCA and ARPA. We anticipate that the federal budget deficit will continue to place pressures on government healthcare programs.

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

If reimbursement rates paid by commercial payors are reduced or we experience increased reimbursement denials or payment delays by commercial payors, if we are unable to retain and negotiate favorable contracts with private third party payors, if insured individuals move to health plans with greater coverage exclusions or restrictions or narrower networks, or if our volume of uninsured or underinsured patients increases, our revenues may decline.

Private third party payors, HMOs, PPOs and other managed care plans, typically reimburse healthcare providers at a higher rate than Medicare, Medicaid or other government healthcare programs. Reimbursement rates are set forth by contract when our facilities are in-network, and payors utilize plan structures to encourage or require the use of in-network providers. Revenues derived from private third party payors accounted for 44.3% and 43.5% of our revenues for 2025 and 2024, respectively. As a result, our ability to maintain or increase patient volumes covered by private third party payors and to maintain and obtain favorable contracts with private third party payors significantly affects our financial condition, results of operations and cash flows.

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

Our business may be adversely impacted by changes in healthcare laws, regulations, policies and government programs.

The healthcare industry remains subject to ongoing reform efforts and is subject to changing political, regulatory and other influences. Recent legislation and regulation at the state and federal level have affected and may continue to affect individual eligibility for coverage under the Affordable Care Act. For example, although ARPA increased access to health insurance subsidies for individuals eligible to purchase coverage through Affordable Care Act marketplaces, Congress failed to extend these subsidies in late 2025, resulting in their expiration on December 31, 2025. Efforts to renew the subsidies are ongoing in Congress, but the outcome of the efforts remains uncertain. It is unclear whether the subsidies will be renewed or extended in the upcoming congressional term. These and other changes and initiatives may impact the number of individuals that elect to obtain public or private health insurance or the scope or such coverage, if purchased. Significant reductions in coverage and individual eligibility as a result of such efforts, such as expiration of the subsidies, may have an adverse effect on our business and financial condition.

Additionally, the OBBBA includes provisions that may impact our financial performance through substantial modifications to the federal statutes and regulations to which our operations are subject. Relevant OBBBA provisions have varying effective dates, and analysis of their impact and timing is ongoing. We are unable to predict whether or how future legislation, rulemaking, or judicial action will impact implementation of the OBBBA. Of particular relevance to our operations, the OBBBA has reduced the federal government’s overall Medicaid expenditures and tightened Medicaid eligibility requirements, each of which are likely to drive an increase to the uninsured population. Because our facilities rely in part on reimbursement from federal health care programs, including Medicaid, for the reimbursement of services rendered, these changes may have a negative impact on our financial performance. We may be unable to achieve operating and financial targets, develop and execute mitigation plans to offset to the extent possible impacts from the OBBBA. Ongoing budgetary uncertainties and continued efforts to reduce the federal deficit may result in further payment reductions from both the Medicaid and Medicare programs.

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

Finally, we are unable to predict the exact nature of future efforts to repeal, replace, or amend the Affordable Care Act, and we are unable to determine at this time the net effects of agency policy changes and reversals that may be enacted under the current or future administrations. Likewise, we are unable to predict future reforms to the Medicare and Medicaid programs in the face of heightened regulatory uncertainty. Changes to public policy and related healthcare reform initiatives including but not limited to those described here may have an adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

We and certain of our service providers have experienced breaches of cybersecurity from time to time, including phishing incidents and other social engineering schemes. Our cybersecurity risk management program and processes, including our policies, controls or procedures and the other preventive actions we take to reduce the risk of such incidents and protect our information technology and sensitive and confidential data, may not always be fully implemented, complied with, effective or sufficient to defend against all such attacks. Cybersecurity threats related to the use of ransomware and other malicious software threaten the access and utilization of critical information technology and data and may also have an adverse impact on our clinical and business operations. For example, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Cybersecurity Incident” for a description of a cybersecurity incident that impacted us in November 2023.

As cybersecurity threats continue to evolve, we may not be able to anticipate certain attack methods in order to implement effective protective measures, and we may be required to expend significant additional resources to continue to modify and strengthen our security measures, investigate and remediate any vulnerabilities in our information technology systems and infrastructure, or invest in new technology designed to mitigate security risks. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, the increased adoption of AI technologies may heighten our cybersecurity risks by making cyberattacks more difficult to detect, contain, and mitigate. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, information technology systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security incidents that remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Moreover, as a public company, we may be at greater risk of being a target of such attacks. In addition, we may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties (such as Epic and our JV partners). Some of these third parties may store or have access to our data and may not have effective controls, processes or practices to protect our information from attack, damage or unauthorized access.

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

Increased or ongoing labor union activity is another factor that could adversely affect our labor costs or otherwise adversely impact us. As of December 31, 2025, approximately 279 employees at the Hackensack Meridian Mountainside Medical Center were represented by two labor unions and the Hackensack Meridian Mountainside Medical Center is party to two collective bargaining agreements. To the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. When negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs.

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

A shortage of nurses and other medical and care support personnel in 2024 and 2025, combined with low unemployment rates for such personnel and intense competition from other healthcare providers, has been a significant operating issue for us and other healthcare providers. We may be required to enhance wages and benefits to hire nurses and other medical and care support personnel, hire more expensive temporary personnel or increase our recruiting and marketing costs relating to labor. We have resorted to using more expensive contract labor at certain of our facilities, and the use of temporary or agency staff could heighten the risk one of our facilities experiences an adverse patient incident. Further, because we generally recruit our personnel from the local area where the relevant facility is located, the availability in certain areas of suitably qualified personnel can be limited. In addition, certain of our facilities are required to maintain specified staffing levels. To the extent we cannot meet those levels, we may be required to limit the services provided by these facilities, which would have a corresponding adverse effect on our net operating revenue.

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

Moreover, nine of our hospitals are owned and operated through LLCs that are considered VIEs, which may not be as effective as direct ownership would be. For example, we rely on our VIEs to operate in accordance with industry standards and responsible business practices, and a failure to do so could have a material adverse effect on our business performance. Additionally, the interests of our JV partners may differ from the interests of our Company as a whole, which could limit our ability to effectively operate the related VIEs and maximize the economic benefits of our JV model. For example, it may be in a VIE’s interest to prioritize investment in hospital-specific infrastructure within its own health system, whereas it may be in the Company’s interest as a whole to allocate funds to certain other health systems with higher growth potential or to invest in other initiatives, such as technological innovation, that might benefit all of our health systems. Such divergence in interests could impact our ability to operate a VIE effectively. Given that a significant minority interest in these nine hospitals are held by third parties, such as not-for-profit medical systems, universities, academic medical centers and foundations, a significant portion of our revenue and net income is subject to the risks of the VIE structure. For the years ended December 31, 2025 and 2024, $1.8 billion and $1.7 billion, respectively, of our revenue and $248.4 million and $242.5 million, respectively, of our net income was attributable to our JVs and VIEs. As of the date of this Annual Report, we are not aware of any conflicts between the VIE and us. However, actual or potential conflicts of interest may arise in the future, which could have a material adverse effect on our ability to effectively control the VIEs and receive economic benefits from them.

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

Our largest JV is in East Texas, where we operate and manage nine hospitals and 74 sites of care, including the managed clinical operations of UTHSCT at the hospital at UT Health North Campus Tyler. This nine-hospital regional health system is named UT Health East Texas (“UT Health East Texas”). We own 70% of the JV while UTHSCT owns 30%. UT Health East Texas accounted for 19.4% and 19.5% of our total revenue for the years ended December 31, 2025 and 2024, respectively, and 10.3% and 11.8% of our pre-tax income for the same periods, respectively. Our next largest JV is in Pocatello, Idaho, where we operate and manage one hospital and 14 sites of care. This regional health system is named the Portneuf Medical Center. We own 77% of the JV while the Portneuf Health Trust, Inc. (“PHT”) owns 23%. In both JV agreements, we are entitled to appoint five of the ten directors of the JV and certain enumerated matters require the consent of a majority of the directors appointed by us, including a modification to an agreement between the JV and our JV partner. While we own a controlling equity interest in the entities that own and operate the acquired hospitals in the UT Health East Texas and Portneuf Medical Center systems (excluding the managed hospital at UT Health North Campus Tyler), the long-term success of such JVs is dependent on the ongoing collaboration and alignment of our interests with those of UTHSCT and PHT.

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

In particular, we may be affected by risks associated with our master services agreement with Ensemble, our vendor for revenue cycle management services, as approximately 86.6% and 89.1% of our total revenue during the years ended December 31, 2025 and 2024, respectively, was collected via such master services agreement. For example, our results of operations, financial condition and cash flows could be affected by Ensemble’s ability to timely, accurately, and appropriately code and bill claims and collect payments in compliance with the complex and stringent billing, coding and clinical documentation requirements imposed by government healthcare programs and other payors. The initial term of this master services agreement expires 30 days after the expiration or termination of all statements of work executed in connection with the master services agreement and completion of any requested termination assistance services under the master services agreement, which could lead to prolonged operational disruptions and financial impacts if performance issues with Ensemble arise. However, we have the right to terminate this master service agreement if Ensemble fails to achieve minimum performance levels for cash collections for two consecutive annual measurement periods, fails to meet an agreed upon number of minimum performance requirements over three consecutive quarters, materially breaches the agreement or experiences certain enumerated insolvency events.

Our facilities are heavily concentrated in Texas and Oklahoma, which makes us sensitive to regulatory, economic and competitive conditions and changes in those states.

We operated 30 acute care hospitals at December 31, 2025, and 21 of those hospitals, including one managed hospital, are located in Texas and Oklahoma and include 2,609 licensed beds, or 61% of our total licensed beds. Our Texas and Oklahoma facilities’ combined net revenue represented 59.3% of our consolidated total revenue for the year ended December 31, 2025. This concentration makes us particularly sensitive to regulatory, economic and competitive conditions and changes in those states. Any material change in the regulatory, economic or competitive conditions in those states could have a disproportionate effect on our business, financial condition and results of operations. For example, Texas currently operates its Healthcare Transformation and Quality Improvement Program pursuant to a Medicaid 1115 waiver, the “Texas Waiver Program.” As currently structured, the Texas Waiver Program, which has undergone significant changes in recent years, provides funding for uncompensated care and includes several directed payment programs. The Texas Waiver Program continues through 2030, but unique directed payment programs have limited approval periods and must be renewed each fiscal year. If Texas is unable to obtain future extensions or other approvals related to the Texas Waiver Program, including its directed payment programs, our revenues could be negatively impacted. Further, it is difficult to predict whether and how Medicaid programs, including waiver programs, might be modified, extended, or eliminated, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included within this Annual Report.

General economic and business conditions, both nationally and in the regions in which we operate, including the impact of challenging macroeconomic conditions and inflationary pressures, current geopolitical instability, and impacts from the imposition of, or changes in, tariffs, as well as the potential impact of federal government shut downs or other uncertain political, financial, credit and capital conditions, have affected, and may continue to impact, our business, financial condition and results of operations.

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

In addition, any shutdown of the federal government, failure to enact appropriations or other lapse in appropriations, hold on congressionally authorized spending or interruptions in the distribution of governmental funds could adversely affect our financial results. Additionally, imposed or threatened tariffs have raised, and may continue to raise, the cost of certain medical supplies and products. We have also experienced, and may continue to experience, supply disruptions, shortages, and other incremental costs.

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

Moreover, the Relative Rights Agreement by and among Ventas, the trustee of our senior notes and the administrative agents under our senior secured credit facilities, dated as of June 28, 2018 and subsequently amended by the First Amendment to the Relative Rights Agreement dated as of June 3, 2024 (as so amended, the “Relative Rights Agreement”), among other things, (i) sets forth the relative rights of Ventas and the administrative agents with respect to the properties and collateral related to the Ventas Master Lease and securing our senior secured credit facilities, (ii) caps the amount of indebtedness incurred or guaranteed by our subsidiaries that are Tenants under the Ventas Master Lease (together with such Tenants’ guarantees of our existing indebtedness and all other indebtedness incurred or guaranteed by such Tenants) at $375.0 million and (iii) imposes certain incurrence tests on the incurrence of additional indebtedness by such Tenants. The Relative Rights Agreement also contains a cross-acceleration provision that allows Ventas to declare an event of default under the Ventas Master Lease upon the acceleration of our obligations under our senior secured credit facilities, and allows the administrative agents to declare an event of default under our senior secured credit facilities in the event Ventas declares a termination of the Ventas Master Lease prior to the expiration of the term of the Ventas Master Lease. As a result, if we are in default under the Ventas Master Lease and Ventas exercises its right to declare a termination of the Ventas Master Lease, the lenders under our existing indebtedness and holders of the senior notes could elect to accelerate our debt obligations under such instruments, together with accrued and unpaid interest thereon. In such event, it is unlikely that we would be able to satisfy our obligations under all of such accelerated indebtedness simultaneously. Furthermore, pursuant to the terms of the Ventas Master Lease, Ventas has the option upon the (i) expiration of the term of the Ventas Master Lease, (ii) earlier termination of the Ventas Master Lease or (iii) occurrence of certain events of default under the Ventas Master Lease, to dispossess the Tenants under the Ventas Master Lease from all or any portion of their leased premises. In connection with such dispossession, Ventas has the right to purchase all of such Tenants’ personal property (at fair market value) relating to such dispossessed premises other than such Tenants’ proprietary software, trademarks, accounts receivable, contracts with its affiliates and any other of such Tenants’ contracts or leases determined by Ventas or its designee. In the event that we default under the Master Lease Agreement, or default under our senior secured credit facilities or other indebtedness, Ventas could declare an event of default under such agreements that would result in an acceleration of our indebtedness and the potential loss of certain of our facilities. Further, Ventas would have the right in certain circumstances to exercise a purchase option with respect to certain personal property at the leased facilities. Any such occurrence would have a material adverse effect on our business, financial condition, results of operations, cash flows and profitability. For additional information regarding the terms of the Ventas Master Lease, see Note 4, Related Party Transactions, to our consolidated financial statements included within this Annual Report.

Our principal equity holders’ interests may conflict with yours.

As of December 31, 2025, EGI-AM Investments, L.L.C. (“EGI-AM”) owned approximately 54.1% of our outstanding common stock. As a result, EGI-AM is our controlling stockholder. In addition, under the Nomination Agreement (as defined below), for so long as EGI-AM beneficially owns 50% or more of the total voting power of our then-outstanding common stock, EGI-AM will have the right, but not the obligation, to nominate a majority of our directors and to designate the Chairman of the Board and a majority of each of the compensation and nominating and corporate governance committees of the Board. Further, as EGI-AM’s ownership of the total voting power of our then-outstanding common stock decreases, it has the right to appoint fewer directors, as specified in the Nomination Agreement. Accordingly, EGI-AM has the ability to influence the outcome of matters that require Board approval and our policies and operations, and its interests may not in all cases be aligned with your interests. For example, EGI-AM may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance their equity investments, even though such transactions might involve risks to you as a stockholder. Furthermore, EGI-AM may in the future own businesses that directly or indirectly compete with us. EGI-AM may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Moreover, EGI-AM is able to control any action requiring the general approval of our stockholders, including the election of directors, amendments to our certificate of incorporation and bylaws and the approval of a merger or sale of all or substantially all of our assets. For further information, see “—We are a “controlled company” within the meaning of the rules of the New York Stock Exchange (“NYSE”) and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements; you will not have the same protections afforded to stockholders of companies that are subject to all such requirements” and “Item 1A. Risk Factors—Risks Related to Ownership of our Common Stock—Certain of our directors have relationships with our controlling stockholder, EGI-AM, and other affiliated entities of EGI, which may cause conflicts of interest with respect to our business.”

As of December 31, 2025, an entity affiliated with Pure Health Holding PJSC (“Pure Health”) beneficially owned approximately 21.2% of our outstanding common stock. As a result, Pure Health may be in a position to influence matters affecting us, including decisions regarding extraordinary business transactions, fundamental corporate transactions and election of directors. Pure Health may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance their equity investments, even though such transactions might involve risks to you as a stockholder. Furthermore, Pure Health may in the future own businesses that directly or indirectly compete with us. Pure Health may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

As of December 31, 2025, ALH Holdings, LLC (a subsidiary of Ventas) beneficially owned approximately 6.5% of our outstanding common stock and may be in a position to influence matters affecting us. Under the Nomination Agreement, for so long as ALH Holdings, LLC and any of its affiliates (including Ventas) together beneficially own 4% or more of the total voting power of our then-outstanding common stock, ALH Holdings, LLC will have the right, but not the obligation, to nominate one (1) director to the Board. In addition, we lease ten of our hospitals from subsidiaries of Ventas pursuant to the Ventas Master Lease. Ventas’ interests as our counterparty to the Ventas Master Lease may conflict with your interest as a stockholder. Ventas may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance their equity investments, even though such transactions might involve risks to you as a stockholder. Furthermore, Ventas owns, and may in the future own, businesses that directly or indirectly compete with us. Ventas may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Our significant level of indebtedness, and the ability to refinance such indebtedness on acceptable terms, could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 31, 2025, we had $294.6 million (net of the original issue discount and deferred financing costs) of our senior notes outstanding, $764.2 million (net of the original issue discount and deferred financing costs) of borrowings under our senior secured term loan facility and $40.4 million of finance leases and other secured debt (excluding, for the avoidance of doubt, any rent expense payable pursuant to the Ventas Master Lease or the lease arrangement with MPT). Our substantial debt could have important consequences to us, including:

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

The agreements that govern our existing indebtedness impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities, and we may be unable to refinance such indebtedness on acceptable terms.

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

Our existing credit facilities bear, and other indebtedness we may incur in the future may bear, interest at a variable rate. As a result, at any given time interest rates on our existing indebtedness could be higher or lower than current levels. As of December 31, 2025, we carried debt at variable interest rates of $765.3 million (net of the original issue discount and deferred financing costs), which represented approximately 69.6% of our outstanding total debt. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed remains the same, and therefore net income and associated cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have entered into swap agreements to manage our exposure to fluctuations in interest rates.

On October 8, 2021, we executed interest rate swap agreements with Barclays Bank PLC and Bank of America, N.A., as counterparties, with initial notional amounts totaling approximately $529.0 million, effective August 31, 2023 and expiring June 30, 2026. Under these swap agreements, we are required to make monthly fixed rate payments at annual rates ranging from 1.47% to 1.48% and the counterparties are required to make monthly floating rate payments to us based on the one-month Term Secured Oversight Financing Rate (“SOFR”), each subject to a floor of 0.39%. On February 5, 2025, we executed interest rate swap agreements with Truist Bank and Royal Bank of Canada, as counterparties, with an effective date of June 30, 2025 and expiring June 30, 2029. As of the effective date, the notional amounts totaled $0.6 million, and will accrete up to $400.4 million by June 30, 2026. Under these swap agreements, we are required to make monthly fixed rate payments at annual rates ranging from 3.97% to 3.98% and the counterparties are required to make monthly floating rate payments to us based on one-month Term SOFR, each subject to a floor of 0.50%.

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

As a provider of healthcare services, we were significantly impacted by the public health and economic effects of the COVID-19 pandemic. In response to the COVID-19 pandemic, the federal government authorized financial relief for eligible healthcare providers through the Public Health and Social Services Emergency Fund (“PHSSEF”), also known as the Provider Relief Fund. Although recipients are not required to repay funding received, provided they attest to and comply with certain terms and conditions, changes to interpretations of guidance on the underlying terms and conditions may result in the derecognition of amounts previously realized. During the year ended December 31, 2023, we received $8.5 million in cash distributions from the Provider Relief Fund and other state and local programs, all of which was timely expended. We did not receive any such funds during the years ended December 31, 2025 or 2024. In June 2024, payments under the PHSSEF ceased. Further, we may be subject to or incur costs from related government actions including payment recoupment, audits and inquiries by governmental authorities, and criminal, civil or administrative penalties.

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
•the development and use of AI and other predictive algorithms, including those used in clinical decision support tools;
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

Healthcare companies are subject to various investigations and audits by governmental authorities. Both federal and state government agencies have heightened civil and criminal enforcement efforts in recent years and expanded collaborative program integrity initiatives. These efforts have led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry involving federal civil and criminal false claims laws and civil monetary penalties laws, including the FCA. Further, under the FCA, private parties are able to bring qui tam, or “whistleblower,” lawsuits on behalf of the government in connection with alleged false claims for payments submitted to the government or improper retention of overpayments. The private parties are entitled to share in any amounts recovered by the government. When an entity is determined to have violated the federal civil FCA, the government may impose substantial civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in

Medicare, Medicaid and other federal healthcare programs. In addition, a number of states have adopted their own false claims and whistleblower provisions. We and certain of our facilities have been, are currently, and may in the future be subject to lawsuits, qui tam actions, civil investigative demands, subpoenas, investigations, audits and other inquiries related to our operations. These claims, lawsuits, and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

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

CMS and state Medicaid agencies contract with RACs and other contractors on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the Medicare and Medicaid programs. RAC denials are appealable; however, in recent years, there have been significant delays in the Medicare appeals process. Although HHS has taken steps to address the backlog, we may experience delays in appealing RAC payment denials. CMS engages UPICs to perform audits, investigations and other integrity activities across both the Medicare fee-for-service and Medicaid programs. CMS also contracts with QIOs to promote the integrity of the Medicare program through review of quality concerns and detection of improper payments. Government agencies and their contractors regularly conduct audits and request documentation to support claims submitted for payment of services rendered and compliance with government program claim submission requirements. We are routinely subject to audits under various government programs, and any delays timely providing requested records, negative audit findings or allegations of fraud or abuse may subject us to liability, such as overpayment liability, refunds or recoupments of previously paid claims, payment suspension or the revocation of billing or payment privileges in governmental healthcare programs. Such actions, if imposed on us or our subsidiaries, could materially and adversely impact our revenue, financial condition and results of operations.

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

As a public company, we incur significant legal, accounting, administrative and other costs and expenses that we did not previously as a private company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and rules subsequently implemented by the SEC and the NYSE, impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010,

the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that apply to us. Stockholder activism, the political environment and high levels of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and may impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel devote a substantial amount of time to comply with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board or our Board committees or as executive officers.

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

The Sarbanes-Oxley Act, requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. One key aspect of the Sarbanes-Oxley Act is that we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, with attestation from our independent registered public accounting firm on the effectiveness of our internal controls. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors may lose confidence in the accuracy and completeness of our financial reporting and the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with the Sarbanes-Oxley Act requires us to be able to prepare timely and accurate financial statements, among other requirements. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our independent registered public accounting firm. Moreover, we cannot be certain that these measures would ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and our independent registered public accounting firm were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”), because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Were we to identify errors in our historical financial statements, we might be required to restate those financial statements and might not be able to timely comply with our reporting obligations as a public company. This, in turn, could have an adverse impact on trading prices for our common stock and could adversely affect our ability to access the capital markets.

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

As EHR technologies have become widespread, the federal government’s focus has shifted to increasing patient access to healthcare data and interoperability. The 21st Century Cures Act and implementing regulations prohibit information blocking by, and impose obligations related to data interoperability and patient access on, healthcare providers and certain other entities. Information blocking is defined as engaging in activities that are likely to interfere with the access, exchange or use of electronic health information, subject to limited exceptions. In June 2023, the OIG published its final rule implementing the statutory penalties for information blocking, which are up to $1 million per violation. Enforcement of information blocking penalties began on September 1, 2023. In June 2024,

HHS finalized a rule to establish disincentives for healthcare providers that participate in certain Medicare programs and that have been determined by the OIG to have committed information blocking. Current and future initiatives related to healthcare technology (including AI and other predictive algorithms), data sharing and interoperability may require changes to our operations, impose new and complex obligations on us, affect our relationships with providers, vendors, healthcare information exchanges and other third parties and require investments in infrastructure. For example, HHS finalized a rule in December 2023 titled Health Data, Technology, and Interoperability: Certification Program Updates, Algorithm Transparency, and Information Sharing (“HTI-1 Final Rule”) which, among other things, modifies the information blocking exceptions, and imposes transparency requirements for AI and other predictive algorithms that are part of certified health information technology. We may be subject to penalties or other significant disincentives or experience reputational damage for failure to comply with applicable laws and regulations. It is difficult to predict how these initiatives will affect our relationships with providers and vendors, participation in healthcare information exchanges or networks, the exchange of patient data and patient engagement.

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

Our efforts to implement new technologies, including AI and machine learning, could have an adverse impact on our business, financial condition, results of operations, or growth plans.

Advances in digital tools and emerging technologies have enabled the use of AI in various aspects of our operations. When implemented appropriately, we believe AI‑enabled systems can help improve efficiency, support clinical and administrative workflows, and enhance the experience of our patients and employees. However, AI technologies are still evolving, and their performance can be unpredictable. The accuracy and reliability of AI outputs depend heavily on the quality and completeness of the data used, and underlying datasets may contain errors, omissions, or biases that could affect AI system results. In addition, AI tools that rely on sensitive patient or operational information may increase the risk of cybersecurity incidents, privacy breaches, or other unintended disclosures.

If AI systems we use now or in the future do not function as expected, whether due to software defects, algorithmic limitations, implementation challenges, human error or other factors, we could experience operational disruptions, incur additional costs, or face reputational harm. Even where AI operates as designed, we may be exposed to claims or enforcement actions alleging issues such as misleading representations, privacy or security violations, discrimination or intellectual property infringement.

We may also face risks if we are unable to effectively maintain or upgrade our information systems, integrate new technologies, or deploy AI technologies in a manner that keeps pace with evolving requirements, industry practices, or competitive dynamics. Failure to do so could impair our ability to respond to regulatory changes, operate efficiently, or compete with organizations that are more successful in adopting and managing advanced technologies, which could have an adverse impact on our business, financial condition, results of operations or growth plans.

Risks Related to Ownership of our Common Stock

Our stock price could be volatile, and, as a result, our stockholders may not be able to resell their shares at or above the price paid for them.

The price of our common stock has been and could continue to be subject to fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

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

We are currently, and may in the future be, subject to securities litigation, which is expensive and could divert management’s time and attention from our business, and could have a material adverse effect on our results of operations, financial condition, prospects and stock price.

Securities class action and shareholder derivative litigation is often initiated against public companies following periods of volatility in their stock price. Legal proceedings like these, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention and may materially adversely affect our business, results of operations, financial condition, prospects, and stock price.

The Company and certain of our executive officers have been named as defendants in a securities class action lawsuit and certain executive officers and the members of the board of directors have been named as defendants in a shareholder derivative lawsuit. The complaints generally allege violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and breached their fiduciary obligations. The complaints seek unspecified damages. We intend to vigorously defend the claims made; however, at this time no assessment can be made as to the likely outcome. Therefore, we cannot determine the likelihood of loss, if any, nor estimate a range of possible loss. See "Item 3. Legal Proceedings" and the “Litigation and Regulatory Matters” section of Note 13, Commitments and Contingencies, in the notes to the consolidated financial statements contained elsewhere in this Annual Report for additional information about pending matters.

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

Certain of our directors have relationships with our controlling stockholder, EGI-AM, and other affiliated entities of Equity Group Investments (“EGI”), which may cause conflicts of interest with respect to our business.

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

As of December 31, 2025, we had approximately 143 million shares of common stock outstanding. We, all of our directors and executive officers, and holders of substantially all of our common stock prior to our initial public offering agreed to a 180-day lock-up period provided under agreements executed in connection with our initial public offering. Upon the expiration of the lock-up agreements on January 13, 2025, shares previously subject to the lock-up became eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other applicable conditions of Rule 144. In addition, certain stockholders have certain demand registration rights that could require us to file registration statements for the public resale of such stockholders’ common stock. Such sales by such stockholders could be significant.

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

Board Oversight—Our Board of Directors (the “Board”), as a whole and through its committees, oversees risk management, including cybersecurity risks. The Board has delegated certain risk management responsibilities with respect to cybersecurity to our Audit and Compliance Committee. Our Board has identified the oversight of cybersecurity risks to be one of its priorities, and it receives regular reports from management, including the CDTO and the CISO, on various cybersecurity matters, including the security of our information systems, anticipated sources of future material cyber risks and how management is addressing any significant potential vulnerability. The Board’s Audit and Compliance Committee receives regular updates on cybersecurity threats and other matters. In addition to regular updates to the Audit and Compliance Committee, we have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported in a timely manner to the Board and Audit and Compliance Committee.

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

In November 2023, we experienced the Cybersecurity Incident, which temporarily disrupted our operations and involved the exfiltration of certain confidential employee and patient information. We incurred significant costs to remediate the issues, sustained lost revenues from the associated business interruption and incurred other related expenses. Following the Cybersecurity Incident, we implemented certain changes to our information systems and processes meant to provide additional protections to our environment, including, among other things, enhancing the visibility of our Security Operations Center, training practices, detection tools and capabilities, and implemented new tools and processes, expanded the scope of vulnerability management, and increased scrutiny of internet access. In addition, we adopted several technologies that incorporate AI capabilities to enhance our protection capabilities. However, we continue to face a heightened risk of cybersecurity threats targeting healthcare providers, including ransomware attacks, which may materially impact our operations. Threat actors continue to proliferate, adapt and devote significant effort to attacking the information systems and electronically transmitted and stored data of healthcare providers and related entities.

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

Item 3. Legal Proceedings

Because we provide healthcare services in a highly regulated industry, we have been, are, and expect to continue to be, party to various lawsuits and regulatory investigations from time to time. In addition to the information set forth in this section, refer to the "Litigation and Regulatory Matters" section of Note 13, Commitments and Contingencies, in the notes to the consolidated financial statements contained elsewhere in this Annual Report.

Securities Litigation

On January 7, 2026, a purported stockholder filed a putative securities class action against the Company and certain current officers in the lawsuit styled Postiwala v. Ardent Health, Inc., et al., Case No. 3:26-cv-00022, which is pending in the United States District Court for the Middle District of Tennessee, Nashville Division. The complaint is brought on behalf of a putative class consisting of all persons (other than defendants) who purchased our securities between July 18, 2024 and November 12, 2025, and alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder based on allegedly false and misleading statements and omissions. Specifically, the complaint alleges that we incorrectly accounted for and reported on certain accounts receivable and certain insurance reserves during 2024 and 2025 which caused our stock price to be inflated. The complaint seeks unspecified monetary damages, recovery of fees and costs, and other relief that the court may find appropriate.

We intend to vigorously defend the claims made; however, currently no assessment can be made as to the likely outcome. At this time, we are not able to reasonably estimate the amount or range of the ultimate liability, if any, in connection with this case.

Derivative Action

On February 26, 2026, a shareholder derivative action styled Thompson v Sotir, et al, Case No 3:26-cv-00219 was filed in the United States District Court for Middle District of Tennessee, Nashville Division, against certain current officers and directors. Ardent Health, Inc. is named as a nominal defendant only. The factual basis of the complaint is largely the same as in the Postiwala case mentioned above but includes some additional allegations. The complaint alleges breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of Section 14(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified monetary damages, restitution, the adoption of certain governance reforms, recovery of fees and costs, and other relief that the court may find appropriate.

We intend to vigorously defend the claims made; however, currently no assessment can be made as to the likely outcome. At this time, we are not able to reasonably estimate the amount or range of the ultimate liability, if any, in connection with this case.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “ARDT.” As of March 10, 2026, there were approximately 158 holders of record of our common stock. A substantially greater number of holders of our common stock are street name or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Purchases of Equity Securities by Issuer

In November 2025, our Board of Directors authorized a stock repurchase program pursuant to which we may repurchase an aggregate of up to $50.0 million of our common stock through open market purchases, privately negotiated transactions, block trades or other transactions in accordance with applicable securities laws, subject to market conditions and other factors. The program has no expiration date. At December 31, 2025, there was approximately $46.8 million of stock repurchase authorization remaining under the stock repurchase program. All repurchases under the program during the three months ended December 31, 2025, as shown below, were made in the open market.

During the three months ended December 31, 2025, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2025 - October 31, 2025	7,755	$14.06	—	$—
November 1, 2025 - November 30, 2025	225,311	$8.97	225,311	$48.0
December 1, 2025 - December 31, 2025	129,845	$9.01	125,701	$46.8
Total	362,911	$9.09	351,012

(1)	Includes 11,899 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock unit awards.

Dividend Policy

We did not pay any cash dividends during the year ended December 31, 2025 and do not intend to declare or pay any cash dividends on our common stock for the foreseeable future. We currently intend to continue to retain earnings to fund the operation and growth of our business and to repay indebtedness.

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

COMPARISON OF 17 MONTH CUMULATIVE TOTAL RETURN
Among Ardent Health, Inc., the S&P 500 Index and the S&P Health Care Index

$140
$120
$100
$80
$60
$40
$20
$0
7/18/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
ARDT
S&P 500
S&P 500 Health Care

	July 18, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Ardent Health, Inc.	$100.00	$114.45	$106.35	$85.62	$85.06	$82.50	$54.98
S&P 500	$100.00	$103.93	$106.08	$101.21	$111.91	$120.63	$123.46
S&P Health Care	$100.00	$104.80	$93.61	$99.30	$91.73	$94.73	$105.35

The performance graph and related information shall not be deemed “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any future filing under the Securities Act or Exchange Act.

Item 6. Reserved

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Unless otherwise indicated, all relevant financial and statistical information included herein relates to our consolidated operations. Additionally, unless the context indicates otherwise, Ardent Health, Inc. and its affiliates are referred to in this section as “we,” “our,” or “us.”

Forward-Looking Statements

This Annual Report, including the following discussion, may contain certain “forward-looking statements,” as that term is defined in the U.S. federal securities laws. These forward-looking statements include, but are not limited to, statements other than statements of historical facts, including, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, the industry in which we operate and other similar matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should” and the negative of these terms or other comparable terminology often identify forward-looking statements. When reviewing the discussion below, you should keep in mind the risks and uncertainties that could impact our business. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Annual Report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this Annual Report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Factors, risks, and uncertainties that could cause actual outcomes and results to be materially different from those contemplated include, among others: (1) general economic and business conditions, both nationally and in the regions in which we operate, including the impact of challenging macroeconomic conditions and inflationary pressures, current geopolitical instability, and impacts from the imposition of, or changes in, tariffs, as well as the potential impact on us of the federal government shutdown or other uncertain political, financial, credit and capital conditions; (2) possible reductions or other changes in Medicare, Medicaid and other state programs, including Medicaid supplemental payment programs, Medicaid waiver programs or state directed payments, that could have an adverse effect on our revenues and business; (3) reduction in the reimbursement rates paid by commercial payors, increased reimbursement denials or payment delays by commercial payors, our inability to retain and negotiate favorable contracts with private third party payors, or an increasing volume of uninsured or underinsured patients; (4) effects of changes in healthcare policy or legislation, including the One Big Beautiful Bill Act (the "OBBBA") and any other reforms that have or may be undertaken by the current presidential administration, and legal and regulatory restrictions on our hospitals that have physician owners; (5) the ability to achieve operating and financial targets, develop and execute mitigation plans to offset to the extent possible impacts from the OBBBA, the expiration of temporary enhanced subsidies for individuals eligible to purchase insurance coverage through health insurance marketplaces and imposition of tariffs, attain expected levels of patient volumes and revenues, and control the costs of providing services; (6) security threats, catastrophic events and other disruptions affecting our, our service providers’ or our joint venture ("JV") partners’ information technology and related systems, which have adversely affected, and could in the future adversely affect, our relationships with patients and business partners and subject us to legal claims and liabilities, reputational harm and business disruption and adversely affect our financial condition; (7) the highly competitive nature of the healthcare industry and continued industry trends towards clinical transparency and value-based purchasing may impact our competitive position; (8) inability to recruit and retain quality physicians, as well as increasing cost to contract with hospital-based physicians; (9) changes to physician utilization practices and treatment methodologies and other factors outside our control that impact demand for medical services and may reduce our revenues and ability to grow profitability; (10) continued industry trends toward value-based purchasing, third party payor consolidation and care coordination among healthcare providers; (11) inability to successfully complete acquisitions or strategic JVs or inability to realize all of the anticipated benefits; (12) liabilities because of professional liability and other claims brought against our hospitals, physician practices, outpatient facilities or other business operations; (13) exposure to certain risks and uncertainties by the JVs through which we conduct a significant portion of our operations, including anticipated synergies of past acquisitions and the risk that transactions may not receive necessary government clearances; (14) failure to obtain drugs and medical supplies at favorable prices or sufficient volumes; (15) operational, legal and financial risks associated with outsourcing functions to third parties; (16) our facilities are heavily concentrated in Texas and Oklahoma, which makes us sensitive to regulatory, economic and competitive conditions and changes in those states; (17) negative impact of severe weather, climate change, and other factors beyond our control, which could restrict patient access to care or cause one or more facilities to close temporarily or permanently; (18) risks related to the Master Lease with Ventas (“Ventas Master Lease”) and its restrictions and limitations on our business; (19) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms; (20) our failure to comply with complex laws and regulations applicable to the healthcare industry or to adjust our operations in response to changing laws and regulations; (21) the impact of governmental claims or governmental investigations, payor audits and litigation brought against our hospitals, physician practices, outpatient facilities or other business operations; (22) actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements; (23) the impact of a deterioration of public health conditions associated with a future pandemic, epidemic or outbreak of infectious disease; (24) inability to or delay in building, acquiring, selling, renovating or expanding our healthcare facilities; (25) failure to comply with federal and state laws relating to Medicare and Medicaid enrollment, permit, licensing and accreditation requirements; (26) the results of our efforts to use technology, including artificial intelligence (“AI”) and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience; (27) our status as a controlled company; (28) conflicts of interest between our controlling stockholder and other holders of our common stock; and (29) other risk factors described in our filings with the SEC.

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

Overview

Ardent is a leading provider of healthcare services in the United States, operating in eight growing mid-sized urban markets across six states: Texas, Oklahoma, New Mexico, New Jersey, Idaho and Kansas. We deliver care through a system of 30 acute care hospitals and more than 280 sites of care with over 2,000 employed and affiliated providers as of December 31, 2025, an increase of 9.4% in total providers compared to December 31, 2024. Affiliated providers are physicians and advanced practice providers with whom we contract for services through a professional services agreement or other independent contractor agreement. We hold a leading position in a majority of our markets, and we believe we are one of the leading healthcare systems based on market share and our integrated network of hospitals, ambulatory facilities, and physician practices. We operate either independently or in partnership with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation through our well-established and differentiated JV model. Collectively, we operate as a unified organization with a consumer-centric approach to caring for our patients and our communities. Our strategic JV partners offer us significant advantages, including expanded access points, clinical talent availability, local brand recognition, and scale that enable us to accelerate market penetration. We believe that we help our partners enhance their network and regional presence through our operational acumen. We strive to strengthen clinical services, drive operating improvements, and centrally manage operations to optimize hospital performance and enhance patient care. In each of these partnerships, we are the majority owner and serve as the day-to-day operator.

Recent Developments

Term Loan B Facility Refinancing and Repricing

On September 18, 2025, we executed an amendment to our term loan credit agreement (the “Term Loan B Credit Agreement”) to refinance the outstanding term loans under our senior secured term loan facility (the “Term Loan B Facility”). The amendment (i) reduced the applicable interest rate by 50 basis points from Term SOFR plus 2.75% to Term SOFR plus 2.25% and from the base rate plus 1.75% to the base rate plus 1.25%, (ii) extended the maturity date to September 18, 2032 and (iii) increased the baskets for certain fixed dollar negative covenants and (iv) reestablished principal payments under the amended Term Loan B Facility, which are due in consecutive equal quarterly installments of 0.25% of the refinanced $777.5 million principal amount beginning on December 31, 2025 (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon the new maturity date in September 2032. All other terms of the Term Loan B Credit Agreement were substantially unchanged.

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

Regulatory Update

On July 4, 2025, Congress passed the OBBBA, its budget reconciliation act for fiscal year 2025. The OBBBA includes provisions that may impact our financial performance and may substantially modify certain federal statutes and regulations to which our operations are subject. The OBBBA provisions that may impact us have varying effective dates, and we are unable to predict whether or how future legislation, rulemaking, or judicial action will impact implementation of the OBBBA. Of particular relevance to us, the OBBBA may reduce the federal government’s overall Medicaid expenditures and tighten Medicaid eligibility requirements. The law limits eligibility for Medicaid by imposing work or community engagement requirements for adults under 65 years old in Medicaid expansion states, including states with waiver-based expansions, subject to limited exceptions, and requires eligibility redeterminations at least every six months for the Medicaid expansion state population. State compliance is required by December 31, 2026.

In addition, the OBBBA includes significant changes to Medicaid funding mechanisms by restricting federal matching funds received by state Medicaid programs. The law prohibits states from establishing new provider assessments or taxes, or increasing the rates of existing provider assessments, for state fiscal years beginning after October 1, 2026, while also limiting the structure and application of such assessments. The OBBBA also directs the U.S. Department of Health and Human Services to revise regulations governing state directed payment (“SDP”) arrangements to cap total payment rates paid by Medicaid managed care organizations for certain services at Medicare payment rates instead of average commercial rates and imposes lower caps in Medicaid expansion states. The revised regulations apply to SDP arrangements established on or after July 4, 2025 unless the program meets certain grandfathering criteria. The OBBBA provides that payments under grandfathered programs will be reduced beginning January 1, 2028.

The OBBBA also made significant changes to the U.S. federal tax law. Significant tax provisions of the OBBBA that will impact us include (i) the return to the EBITDA formula used to calculate the business interest expense limitation under Internal Revenue Code (“IRC”) Section 163(j) and (ii) the allowance of 100% bonus depreciation for qualifying property placed in service after January 19, 2025. The provisions of the OBBBA will reduce our current tax liability, but are not expected to have a material impact on our current year tax expense.

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

In addition to changes made to federal healthcare programs, the OBBBA contains policy changes that are expected to decrease the number of individuals who obtain health insurance from Affordable Care Act (“ACA”) marketplace exchanges. For example, the OBBBA effectively ends automatic renewals of coverage by requiring pre-enrollment verification of eligibility. In addition to ending automatic renewals of ACA plans, the OBBBA eliminated federal enhanced subsidies of ACA marketplace exchange-based plans, which is likely to result in significant cost increases for ACA plans. We also expect these reforms to ACA marketplace exchange-based plans to adversely impact results in 2026, partially offset by our ongoing resiliency and cost reduction initiatives.

Urgent Care Acquisitions

On January 1, 2025, we completed the acquisitions of certain assets and operations of 18 urgent care clinics in New Mexico and Oklahoma for a combined purchase price of $27.5 million. The consideration transferred on December 31, 2024, consisted solely of cash. Upon closing of the acquisitions, approximately $4.1 million was placed into escrow to cover potential working capital adjustments and to secure certain indemnification obligations pursuant to the terms of the purchase agreements. This escrow amount is included in the total purchase consideration of $27.5 million. Most of the combined purchase price for assets and operations acquired was recorded as goodwill with an immaterial portion allocated to identifiable assets acquired and liabilities assumed. As of December 31, 2025, the fair values of assets and liabilities recorded related to these acquisitions were finalized and the measurement period was closed.

Initial Public Offering and Corporate Conversion

On July 19, 2024, we completed an IPO of 12,000,000 shares of our common stock, at a public offering price of $16.00 per share (the “IPO”) for aggregate gross proceeds of $192.0 million and net proceeds of approximately $181.4 million after deducting underwriting discounts and commissions of approximately $10.6 million. The IPO provided the underwriters with an option to purchase up to an additional 1,800,000 shares of our common stock, which was fully exercised by the underwriters, and, on July 30, 2024, we issued 1,800,000 additional shares of common stock at $16.00 per share for additional net proceeds of approximately $27.2 million, after deducting underwriting discounts and commissions of approximately $1.6 million. Our common stock is listed on the New York Stock Exchange under the symbol “ARDT”.

On July 17, 2024, in connection with the IPO and immediately prior to the effectiveness of our registration statement on Form S-1, we converted from a Delaware limited liability company into a Delaware corporation by means of a statutory conversion (the “Corporate Conversion”) and changed our name to Ardent Health Partners, Inc. As a result of the Corporate Conversion, the outstanding limited liability company membership units and vested profits interest units were converted into 120,937,099 shares of common stock and outstanding unvested profits interest units were converted into 2,848,027 shares of restricted common stock. Immediately following the Corporate Conversion, ALH Holdings, LLC, a subsidiary of Ventas, Inc. (“Ventas”), contributed all of its outstanding common stock in AHP Health Partners, Inc. (“AHP Health Partners”), our direct subsidiary, to Ardent Health Partners, Inc. in exchange for 5,178,202 shares of common stock of Ardent Health Partners, Inc. (the “ALH Contribution”). The Corporate Conversion and the ALH Contribution have been retrospectively applied to prior periods herein for the purposes of calculating basic and diluted net income per share. Our certificate of incorporation authorizes 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a $0.01 par value per share.

ABL Credit Agreement Amendment and Term Loan B Facility Prepayment

On June 26, 2024, we executed an amendment to the credit agreement for our $225.0 million senior secured asset based revolving credit facility (the “ABL Credit Agreement”) to increase the revolving commitment by $100.0 million to $325.0 million and extend the maturity date to June 26, 2029. Concurrent with the execution of this amendment on June 26, 2024, we also prepaid $100.0 million of the outstanding principal on our Term Loan B Facility. The $100.0 million prepayment was applied in direct order of maturities of future payments, and no modification was made to the Term Loan B Facility as a result of this prepayment.

Cybersecurity Incident

In November 2023, we determined that a ransomware cybersecurity incident had impacted and disrupted a number of our operational and information technology systems (the “Cybersecurity Incident”). We continued to experience delays in billing claims and obtaining reimbursements and payments through the first quarter of 2024, and incurred certain expenses related to the Cybersecurity Incident, including expenses to defend claims brought by individuals and other expenses related to the Cybersecurity Incident. On October 4, 2024, we executed a settlement agreement to resolve the consolidated class action litigation related to the Cybersecurity Incident. On October 9, 2024, the District Court preliminarily approved the settlement. Plaintiffs filed a Motion for Final Approval of the Settlement (“Motion for Final Approval”), which we did not oppose. Following a hearing on the Motion for Final Approval that was conducted on August 1, 2025, the Court ordered class counsel, the settlement administrator and us to implement the agreed upon settlement of the consolidated case. Pursuant to the settlement, we made settlement payments, the total of which did not have a material impact on our results of operations, financial position or liquidity. Upon entry of the Final Order, the clerk was ordered to close the case.

Pure Health Equity Investment

On May 1, 2023, Pure Health purchased from the unit holders an equity interest representing 25.0% of the total combined voting power of Ardent Health Partners, LLC at the time for approximately $500 million. In connection with Pure Health’s investment, unit holders were eligible to exercise tag-along rights to sell a proportionate share of their individual equity ownership interest in Ardent Health Partners, LLC and AHP Health Partners, our direct subsidiary. Ventas exercised its tag-along right to sell its proportionate share of interest in both Ardent Health Partners, LLC and AHP Health Partners. Ventas sold approximately 24% of its ownership interest in Ardent Health Partners, LLC for $24.2 million in total cash proceeds. Additionally, to fulfill Ventas’ right to sell its proportionate share of noncontrolling ownership interest in AHP Health Partners, we exercised our right to repurchase those shares from Ventas for $26.0 million concurrent with Pure Health’s purchase of a minority interest in Ardent Health Partners, LLC. The carrying value of Ventas’ noncontrolling interest was adjusted proportionate to the shares repurchased to reflect the change in ownership of AHP Health Partners, with the difference between the fair value of the consideration paid and the amount by which noncontrolling interest was adjusted recognized in equity attributable to Ardent Health Partners, LLC. As of December 31, 2025, following the consummation of the IPO and the underwriters’ exercise of their option to purchase additional shares, Pure Health and Ventas beneficially owned approximately 21.2% and 6.5%, respectively, of our outstanding common stock.

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

Supplemental Payments

We receive a significant portion of our revenues from Medicare and Medicaid, and these programs are subject to extensive regulation and frequent changes. Several states in which we operate utilize Medicaid supplemental payment programs requiring periodic CMS approval to provide funding that is separate from base rates. These payments help offset shortfalls in Medicaid reimbursement but generally do not cover the full cost of providing care, particularly after considering state and local provider taxes used to fund the non‑federal share of Medicaid spending. States and federal agencies continue to review and adjust supplemental payment structures, and some states have proposed modifications as part of their annual renewal process with CMS. Recent federal legislation also introduces new limits on the financing and payment levels for certain programs. We expect revenue from certain Medicaid supplemental payment programs to decline in 2026 compared to 2025 as program changes take effect.

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

Geographic Data

The information below provides an overview of our operations in certain markets as of December 31, 2025.

Texas. We operated 13 acute care hospital facilities (including one managed hospital that is owned by The University of Texas Health Science Center at Tyler, an affiliate of The University of Texas System) with 1,436 licensed beds that serve the areas of Tyler, Amarillo and Killeen, Texas. For the year ended December 31, 2025, we generated 35.7% of our total revenue in the Texas market.

Oklahoma. We operated eight acute care hospital facilities with 1,173 licensed beds that serve the area of Tulsa, Oklahoma. For the year ended December 31, 2025, we generated 23.6% of our total revenue in the Oklahoma market.

New Mexico. We operated five acute care hospital facilities with 619 licensed beds that serve the areas of Albuquerque and Roswell, New Mexico. For the year ended December 31, 2025, we generated 17.0% of our total revenue in the New Mexico market.

New Jersey. We operated two acute care hospital facilities with 476 licensed beds that serve the areas of Montclair and Westwood, New Jersey. For the year ended December 31, 2025, we generated 10.2% of our total revenue in the New Jersey market.

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

During the year ended December 31, 2025, a change in accounting estimate resulting from a modification to the technique used to estimate the collectability of accounts receivable and new information provided by recently completed hindsight evaluations of historical collection trends resulted in a decrease in revenue of $42.6 million. During the third quarter of 2025, we implemented a new revenue accounting system that provided management with additional information to more precisely estimate the collectability of accounts receivable, particularly with respect to more timely consideration of payor denial and payment trends. The detailed information provided by the new system during the year ended December 31, 2025, along with our recently completed analysis of historical collection trends, indicated our current collection estimate differed from historical collection estimates thereby resulting in a change in accounting estimate in accordance with ASC 250-10, Accounting Changes and Error Corrections, to be accounted for during the year ended December 31, 2025 (the period of change) and applied prospectively.

Total revenue for the year ended December 31, 2025 increased $358.3 million, or 6.0%, compared to the prior year. The increase in total revenue for the year ended December 31, 2025 consisted of an increase in adjusted admissions of 2.3% and an increase in net patient service revenue per adjusted admission of 3.5%. The increase in adjusted admissions reflected growth in admissions, total surgeries and emergency room visits of 5.3%, 0.2% and 0.2%, respectively. The increase in net patient service revenue per adjusted admission was primarily attributable to increases in revenue from Medicaid supplemental payment programs and higher reimbursement rates compared to the prior year.

Total revenue for the year ended December 31, 2024 increased $556.6 million, or 10.3%, compared to the prior year. The increase in total revenue for the year ended December 31, 2024 consisted of an increase in adjusted admissions of 4.8% and an increase in net patient service revenue per adjusted admission of 5.1%. The increase in adjusted admissions reflected growth in admissions, total surgeries and emergency room visits of 7.1%, 0.7% and 4.5%, respectively. The increase in net patient service revenue per adjusted admission was attributable to a combination of a favorable payor mix, improved service mix as a result of ongoing service line optimization efforts, and an increase in revenue from Medicaid supplemental payment programs compared to the prior year.

During the years ended December 31, 2025 and 2024, we recorded revenue of $707.5 million and $530.3 million, respectively, related to Medicaid supplemental payment programs.

A key competitive strength and a significant component of our growth strategy has been our well-established and differentiated JV model, which has resulted in partnerships with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation. During the years ended December 31, 2025, 2024, and 2023, total revenue related to these JV entities was $1,843.1 million, $1,732.1 million, and $1,600.0 million, respectively, which represented 29.1%, 29.0%, and 29.6%, respectively, of our total revenue for such periods.

The following table provides the sources of our total revenue by payor:

	Years Ended December 31,
	2025	2024	2023
Medicare	38.6%	39.2%	39.5%
Medicaid	9.6%	10.3%	11.2%
Other managed care	44.3%	43.5%	42.6%
Self-pay and other	5.6%	5.2%	5.0%
Net patient service revenue	98.1%	98.2%	98.3%
Other revenue	1.9%	1.8%	1.7%
Total revenue	100.0%	100.0%	100.0%

Operating Results Summary for the Years Ended December 31, 2025, 2024, and 2023

The following table sets forth, for the periods indicated, the consolidated results of our operations expressed in dollars and as a percentage of total revenue:

	Years Ended December 31,
(Dollars in thousands)	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Total revenue	$6,324,339	100.0%	$5,966,072	100.0%	$5,409,483	100.0%
Expenses:
Salaries and benefits	2,657,700	42.0%	2,534,756	42.5%	2,384,062	44.1%
Professional fees	1,192,645	18.9%	1,097,119	18.4%	980,270	18.1%
Supplies	1,082,908	17.1%	1,033,122	17.3%	993,405	18.4%
Rents and leases	109,586	1.7%	103,577	1.7%	97,444	1.8%
Rents and leases, related party	152,905	2.4%	149,229	2.5%	145,880	2.7%
Other operating expenses	647,308	10.3%	496,219	8.2%	451,737	8.3%
Government stimulus income	—	0.0%	—	0.0%	(8,463)	(0.2)%
Interest expense	55,202	0.9%	65,578	1.1%	74,305	1.4%
Depreciation and amortization	155,703	2.5%	146,288	2.5%	140,842	2.6%
Loss on extinguishment and modification of debt	7,344	0.1%	3,388	0.1%	—	0.0%
Other non-operating gains	(23,320)	(0.4)%	(26,264)	(0.4)%	(1,613)	0.0%
Total operating expenses	6,037,981	95.5%	5,603,012	93.9%	5,257,869	97.2%
Income before income taxes	286,358	4.5%	363,060	6.1%	151,614	2.8%
Income tax expense	56,223	0.9%	63,352	1.1%	22,637	0.4%
Net income	230,135	3.6%	299,708	5.0%	128,977	2.4%
Net income attributable to noncontrolling interests	94,324	1.5%	89,365	1.5%	75,073	1.4%
Net income attributable to Ardent Health, Inc.	$135,811	2.1%	$210,343	3.5%	$53,904	1.0%

The following table provides information on certain drivers of our total revenue:

	Years Ended December 31,
Consolidated Operating Statistics	2025	% Change	2024	% Change	2023
Total revenue (in thousands)	$6,324,339	6.0%	$5,966,072	10.3%	$5,409,483
Hospitals operated (at period end) (1)	30	0.0%	30	(3.2)%	31
Licensed beds (at period end) (2)	4,281	0.0%	4,281	(1.0)%	4,323
Utilization of licensed beds (3)	50%	8.7%	46%	2.2%	45%
Admissions (4)	165,682	5.3%	157,295	7.1%	146,887
Adjusted admissions (5)	349,614	2.3%	341,781	4.8%	326,029
Inpatient surgeries (6)	38,288	6.5%	35,937	2.3%	35,127
Outpatient surgeries (7)	91,361	(2.3)%	93,497	0.0%	93,461
Total surgeries	129,649	0.2%	129,434	0.7%	128,588
Emergency room visits (8)	637,325	0.2%	636,222	4.5%	609,010
Patient days (9)	777,361	7.3%	724,363	2.3%	708,043
Total encounters (10)	6,102,034	5.5%	5,785,709	6.9%	5,413,787
Average length of stay (11)	4.69	1.7%	4.61	(4.4)%	4.82
Net patient service revenue per adjusted admission (12)	$17,748	3.5%	$17,144	5.1%	$16,307

(1)“Hospitals operated (at period end).” This metric represents the total number of hospitals operated by us at the end of the applicable period, irrespective of whether the hospital real estate is (i) owned by us, (ii) leased by us or (iii) held through a controlling interest in a JV. This metric includes the managed clinical operations of the hospital at UT Health North Campus in Tyler, Texas (“UT Health North Campus Tyler”), a hospital owned by UTHSCT, an affiliate of The University of Texas System. Since we only manage the clinical operations of UT Health North Campus Tyler, the financial results of such entity are not consolidated under Ardent Health, Inc..
On April 30, 2024, we closed UT Health East Texas Specialty Hospital, a long-term acute care hospital (the “LTAC Hospital”) in Tyler, Texas. The LTAC Hospital's inventory and fixed assets were transferred or repurposed to be used by our other hospitals. The LTAC Hospital had 36 licensed patient beds and accounted for approximately $2.6 million and $9.7 million of total revenue and a pre-tax loss of $0.4 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively.
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

Overview of the Year Ended December 31, 2025

Total revenue for the year ended December 31, 2025 increased $358.3 million, or 6.0%, compared to the prior year. The increase in total revenue for the year ended December 31, 2025 consisted of an increase in adjusted admissions of 2.3% and an increase in net patient service revenue per adjusted admission of 3.5%. The increase in adjusted admissions reflected growth in admissions, total surgeries and emergency room visits of 5.3%, 0.2% and 0.2%, respectively. The increase in net patient service revenue per adjusted admission was primarily attributable to increases in revenue from Medicaid supplemental payment programs and higher reimbursement rates compared to the prior year.

Total operating expenses increased $435.0 million, and increased 1.6% as a percentage of total revenue, for the year ended December 31, 2025 compared to the prior year. The increase in total operating expenses, as a percentage of total revenue, was primarily driven by an increase in professional and general liability losses. During the year ended December 31, 2025, we recorded losses of $51.3 million related to the emergence of adverse prior period claim developments, particularly with respect to our New Mexico market, combined with increased social inflationary pressures as described further in Note 11, Self-Insured Liabilities, to our consolidated financial statements included within this Annual Report. The increase in total operating expenses, as a percentage of total revenue, was also impacted by increased provider assessments related to Medicaid supplemental payment programs for the year ended December 31, 2025 compared to the prior year.

Comparison of the Years Ended December 31, 2025 and 2024

Total revenue — Total revenue for the year ended December 31, 2025 increased $358.3 million, or 6.0%, compared to the prior year. The increase in total revenue for the year ended December 31, 2025 consisted of an increase in adjusted admissions of 2.3% and an increase in net patient service revenue per adjusted admission of 3.5%. The increase in adjusted admissions reflected growth in admissions, total surgeries and emergency room visits of 5.3%, 0.2% and 0.2%, respectively. The increase in net patient service revenue per adjusted admission was primarily attributable to increases in revenue from Medicaid supplemental payment programs and higher reimbursement rates compared to the prior year.

Salaries and benefits — Salaries and benefits, as a percentage of total revenue, were 42.0% for the year ended December 31, 2025 compared to 42.5% for the prior year. The decrease in salaries and benefits, as a percentage of total revenue, was primarily attributable to an increase in revenue from Medicaid supplemental payment programs revenue compared to the prior year.

Professional fees — Professional fees, as a percentage of total revenue, were 18.9% for the year ended December 31, 2025 compared to 18.4% for the prior year. The increase in professional fees, as a percentage of total revenue, was attributable to increased cost for hospital-based care providers due to higher patient volumes and rising physician-related expenses.

Supplies — Supplies, as a percentage of total revenue, were 17.1% for the year ended December 31, 2025 compared to 17.3% for the prior year.

Rents and leases — Rents and leases were $109.6 million and $103.6 million for the years ended December 31, 2025 and 2024, respectively.
Rents and leases, related party — Rents and leases, related party, consists of lease expense related to the Ventas Master Lease, under which we lease 10 of our hospitals, and other lease agreements with Ventas for certain medical office buildings. Rents and leases, related party, were $152.9 million and $149.2 million for the years ended December 31, 2025 and 2024, respectively.

Other operating expenses — Other operating expenses, as a percentage of total revenue, were 10.3% for the year ended December 31, 2025 compared to 8.2% for the prior year. Other operating expenses are comprised primarily of repairs and maintenance, utilities, insurance (including professional liability insurance) and provider assessments. The increase in other operating expenses, as a percentage of total revenue, was primarily attributable to an increase in professional and general liability losses. During the year ended December 31, 2025, we recorded losses of $51.3 million related to the emergence of adverse prior period claim developments, particularly with respect to our New Mexico market, combined with increased social inflationary pressures as described further in Note 11, Self-Insured Liabilities, to our consolidated financial statements included within this Annual Report. Other operating expenses, as a percentage of total revenue, was further impacted by increased provider assessments related to Medicaid supplemental payment programs for the year ended December 31, 2025 compared to the prior year.

Interest expense — Interest expense was $55.2 million and $65.6 million for the years ended December 31, 2025 and 2024, respectively. On June 26, 2024, we executed an amendment to our ABL Credit Agreement and prepaid $100.0 million of the outstanding principal on our Term Loan B Facility. The decrease in interest expense was attributable to the reduction in average outstanding principal of our Term Loan B Facility during the year ended December 31, 2025 compared to the prior year.

Loss on extinguishment and modification of debt — During the year ended December 31, 2025, we incurred a loss on debt extinguishment $0.5 million related to the write-off of existing deferred financing costs and original issue discounts and transaction costs of $6.8 million related to the modification of debt associated with the refinancing of our Term Loan B Credit Agreement on September 18, 2025. During the year ended December 31, 2024, we completed a repricing of our Term Loan B Credit Agreement, executed an amendment to our ABL Credit Agreement and prepaid $100.0 million of the outstanding principal on our Term Loan B Facility. In connection with these 2024 transactions, we incurred a loss on debt extinguishment of $1.8 million related to the write-off of existing deferred financing costs and original issue discounts and transaction costs of $1.2 million related to the modification of debt during the year ended December 31, 2024.

Other non-operating gains — Other non-operating gains were $23.3 million and $26.3 million for the years ended December 31, 2025 and 2024, respectively. Other non-operating gains were primarily the result of the recognition of a gain on insurance recovery proceeds of $21.5 million and $19.4 million during the years ended December 31, 2025 and 2024, respectively, related to the Cybersecurity Incident.

Income tax expense — We recorded income tax expense of $56.2 million, which equates to an effective tax rate of 19.6%, for the year ended December 31, 2025 compared to income tax expense of $63.4 million, which equates to an effective tax rate of 17.4%, for the prior year. The decrease in income tax expense was primarily driven by a decrease in income before income taxes, which resulted in a decrease in taxes at the federal statutory rate during the year ended December 31, 2025 compared to the prior year. The increase in the effective tax rate was primarily driven by an increase in noncontrolling interest earnings as a percentage of pre-tax income during the year ended December 31, 2025.

Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests was $94.3 million for the year ended December 31, 2025 compared to $89.4 million for the prior year. This net income consisted primarily of $94.3 million and $85.3 million of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated through limited liability companies and consolidated by us for the years ended December 31, 2025 and 2024, respectively. Income from operations before income taxes related to these limited liability companies was $296.5 million and $285.6 million for the years ended December 31, 2025 and 2024, respectively. The remaining portion of net income attributable to noncontrolling interests consists of net income attributable to ALH Holdings, LLC’s (a subsidiary of Ventas, a related party) minority interest in AHP Health Partners, our direct subsidiary, prior to the ALH Contribution in July 2024.

Comparison of the Years Ended December 31, 2024 and 2023

For a discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025 and is incorporated by reference herein.

Supplemental Non-GAAP Information

We have included certain financial measures that have not been prepared in a manner that complies with U.S. generally accepted accounting principles (“GAAP”), including Adjusted EBITDA and Adjusted EBITDAR. We define these terms as follows:

Performance Measure

•“Adjusted EBITDA” is defined as net income plus (i) provision for income taxes, (ii) interest expense and (iii) depreciation and amortization expense (or EBITDA), as adjusted to deduct noncontrolling interest earnings, and excludes the effects of loss on extinguishment and modification of debt; other non-operating (gains) losses; Cybersecurity Incident recoveries, net of incremental information technology and litigation costs; certain legal matters and related costs; restructuring, exit and acquisition-related costs; change in accounting estimate; New Mexico professional liability accrual; expenses incurred in connection with the implementation of our integrated health information technology system provided by Epic Systems; equity-based compensation expense; and loss (income) from disposed operations. See “Supplemental Non-GAAP Performance Measure.”

Valuation Measure

•“Adjusted EBITDAR” is defined as Adjusted EBITDA further adjusted to add back rent expense payable to real estate investment trusts (“REITs”), which consists of rent expense pursuant to the Ventas Master Lease, lease agreements with Ventas for 18 medical office buildings and a lease arrangement with Medical Properties Trust, Inc. (“MPT”) for Hackensack Meridian Mountainside Medical Center. See “Supplemental Non-GAAP Valuation Measure.”

Supplemental Non-GAAP Performance Measure

Adjusted EBITDA is a non-GAAP performance measure used by our management and external users of our financial statements, such as investors, analysts, lenders, rating agencies and other interested parties, to evaluate companies in our industry.

Adjusted EBITDA is a performance measure that is not prepared in accordance with GAAP and is presented in this Annual Report because our management considers it an important analytical indicator that is commonly used within the healthcare industry to evaluate financial performance and allocate resources. Further, our management believes that Adjusted EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future and certain other adjustments we believe are not reflective of our ongoing operations and our performance.

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

The following table presents a reconciliation of Adjusted EBITDA, a performance measure, to net income, determined in accordance with GAAP:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Net income	$230,135	$299,708	$128,977
Adjusted EBITDA Addbacks:
Income tax expense	56,223	63,352	22,637
Interest expense	55,202	65,578	74,305
Depreciation and amortization	155,703	146,288	140,842
Noncontrolling interest earnings	(94,324)	(89,365)	(75,073)
Loss on extinguishment and modification of debt	7,344	3,388	—
Other non-operating losses (gains) (a)	1,130	(4,910)	(1,613)
Cybersecurity Incident (recoveries) expenses, net (b)	(22,655)	(21,477)	8,495
Certain legal matters and related costs	900	2,000	—
Restructuring, exit and acquisition-related costs (c)	13,276	12,751	13,553
Change in accounting estimate (d)	43,298	—	—
New Mexico professional liability accrual (e)	54,468	—	—
Epic expenses (f)	4,837	3,173	1,781
Equity-based compensation	39,293	17,978	904
Loss (income) from disposed operations	207	9	(60)
Adjusted EBITDA	$545,037	$498,473	$314,748

(a)    Other non-operating losses (gains) include losses and gains realized on certain non-recurring events or events that are non-operational in nature.
(b)    Cybersecurity Incident (recoveries) expenses, net represent insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs.
(c)    Restructuring, exit and acquisition-related costs represent (i) enterprise restructuring costs, including severance costs related to work force reductions of $10.3 million, $10.4 million, and $12.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $1.2 million, $0.8 million, and $0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, and (iii) third party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions of $1.8 million, $1.6 million, and $0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(d)     Change in accounting estimate reflects the reduction in total revenue of $42.6 million and its $0.7 million impact on noncontrolling interest earnings as a result of a change in our accounting estimate of the collectability of accounts receivable as described further in Note 2, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements included elsewhere in this Annual Report.
(e)    During the year ended December 31, 2025, we recorded net losses of $51.3 million related to the emergence of adverse prior period claim developments, particularly with respect to our New Mexico market, combined with increased social inflationary pressures. These losses included $54.5 million of losses recorded during the third quarter of 2025 for adverse prior-period claim developments in New Mexico that were primarily attributable to recent claim settlements and ongoing litigation arising from the actions of a single provider who was employed between 2019 and 2022 as described further in Note 11, Self-Insured Liabilities, to our accompanying consolidated financial statements included elsewhere in this Annual Report.
(f)    Epic expenses consist of various costs incurred in connection with the implementation of Epic, our health information technology system. These costs included (i) professional fees of $2.1 million, $3.1 million, and $1.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, (ii) salaries and benefits of $2.6 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively, and (iii) other expenses related to one-time training and onboarding support costs of $0.1 million for the year ended December 31, 2025. Epic expenses do not include ongoing operating costs of the Epic system.

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

At December 31, 2025, we had total cash and cash equivalents of $709.6 million and available liquidity of $1,004.2 million. Our available liquidity was comprised of $709.6 million of total cash and cash equivalents plus $294.6 million in available capacity under the ABL Credit Agreement, which is reduced by outstanding borrowings and outstanding letters of credit. In June 2024, we amended the ABL Credit Agreement to increase commitments available thereunder by $100.0 million and extended its maturity date to June 26, 2029. See “Senior Secured Credit Facilities” below for additional information. At December 31, 2025, our net leverage ratio was 0.8x and our lease-adjusted net leverage ratio was 2.5x. Our lease-adjusted net leverage is calculated as net debt as of December 31, 2025, plus 8.0x trailing twelve month REIT rent expense as of the end of the fourth quarter of 2025, divided by the trailing twelve month Adjusted EBITDAR as of December 31, 2025.

During the year ended December 31, 2023, we received and recognized $8.5 million of cash distributions from the Public Health and Social Services Emergency Fund (“Provider Relief Fund”), a provision of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and other state and local programs. For additional information regarding distributions from the Provider Relief Fund and the CARES Act, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included within this Annual Report.

Cash Flows

The following table summarizes certain elements of the statements of cash flows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$470,510	$315,026	$221,698
Net cash used in investing activities	(214,229)	(220,460)	(137,983)
Net cash (used in) provided by financing activities	(103,465)	24,642	(102,262)

Operating Activities

Cash flows provided by operating activities for the year ended December 31, 2025 totaled $470.5 million compared to $315.0 million for the prior year. The increase in operating cash flows during the year ended December 31, 2025 was primarily attributable to changes in net working capital, which primarily consisted of increases in accounts payable driven by the timing of standard payments and strategic cash management practices.

Cash flows provided by operating activities for the year ended December 31, 2024 totaled $315.0 million compared to $221.7 million for the prior year. The increase in operating cash flows during the year ended December 31, 2024 was primarily attributable to an increase in net income of $170.7 million. The increase in cash flows during the year ended December 31, 2024 compared to the prior year was offset by changes in net working capital, which primarily consisted of increases in other receivables related to New Mexico’s Medicaid supplemental payment program that was approved by CMS in the fourth quarter of 2024.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2025 totaled $214.2 million compared to $220.5 million for the prior year. Capital expenditures for non-acquisitions were $211.9 million and $187.5 million for the years ended December 31, 2025 and 2024, respectively.

Cash flows used in investing activities for the year ended December 31, 2024 totaled $220.5 million compared to $138.0 million for the prior year. Capital expenditures for non-acquisitions were $187.5 million and $137.4 million for the years ended December 31, 2024 and 2023, respectively.

Financing Activities

Cash flows used in financing activities for the year ended December 31, 2025 totaled $103.5 million compared to cash flows provided by financing activities of $24.6 million for the prior year. Cash flows used in financing activities for the year ended December 31, 2025 included distributions paid to noncontrolling interests of $88.2 million, payments of principal on long-term debt of $8.0 million, payments of principal on insurance financing arrangements of $15.0 million, and payments of debt issuance cost of $2.6 million, which were partially offset by proceeds from insurance financing arrangements of $15.6 million.

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

Capital Expenditures

We make significant, targeted investments to maintain and modernize our facilities, introduce new technologies, and expand our service offerings. We expect to finance future capital expenditures with internally generated and borrowed funds. Capital expenditures for property and equipment were $211.9 million, $187.5 million, and $137.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Ventas Master Lease

Effective August 4, 2015, we sold the real property for ten of our hospitals to Ventas, which is a related party as, prior to our IPO, it was a common unit holder of Ardent Health Partners, LLC and owned shares of common stock of AHP Health Partners and had a representative serving on our board of managers. Concurrent with this transaction, we entered into a 20-year master lease agreement that expires in August 2035 (with a renewal option for an additional ten years) to lease back the real estate. We lease ten of our hospitals pursuant to the Ventas Master Lease. As of December 31, 2025, following the consummation of the IPO and the underwriters’ exercise of their option to purchase additional shares, Ventas beneficially owned approximately 6.5% of our outstanding common stock.

The Ventas Master Lease includes a number of significant operating and financial restrictions, including requirements that we maintain a minimum portfolio coverage ratio of 2.2x and a guarantor fixed charge coverage ratio of 1.2x and do not exceed a guarantor net leverage ratio of 6.75x. In addition, the Relative Rights Agreement entered into by and among Ventas, the 5.75% Senior Notes trustee and the administrative agents under our Senior Secured Credit Facilities (as defined below) in connection with the series of debt transactions completed during the year ended 2021 to refinance our then-existing debt, among other things, (i) sets forth the relative rights of Ventas and the administrative agents with respect to the properties and collateral related to the Ventas Master Lease and securing our Senior Secured Credit Facilities, (ii) caps the amount of indebtedness incurred or guaranteed by our subsidiaries that are tenants under the Ventas Master Lease (“Tenants”) (together with such Tenants’ guarantees of the notes and the Senior Secured Credit Facilities and all other indebtedness incurred or guaranteed by such Tenants) at $375.0 million and (iii) imposes certain incurrence tests on the incurrence of additional indebtedness by such Tenants and by us.

We recorded rent expense of $152.9 million, $149.2 million, and $145.9 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings.

Senior Secured Credit Facilities

Effective August 24, 2021, we entered into the Term Loan B Facility. The credit agreement governing the Term Loan B Facility provided funding up to a principal amount of $900.0 million with a seven-year maturity. Principal under the Term Loan B Facility was due in quarterly installments of 0.25% of the initial $900.0 million principal amount as of the execution of the credit agreement (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon maturity of the Term Loan B Facility. Effective June 8, 2023, we amended the Term Loan B Credit Agreement to replace LIBOR with the Term SOFR and Daily Simple SOFR (each as defined in the amended Term Loan B Credit Agreement) as the reference interest rate. On June 26, 2024, we prepaid $100.0 million of the $877.5 million outstanding borrowings under the Term Loan B Facility using cash on hand, which prepaid all remaining required quarterly principal payments; no modification was made to the Term Loan B Credit Agreement as a result of this prepayment. Effective July 19, 2024, pursuant to the terms of the Term Loan B Credit Agreement and as a result of the IPO, the applicable margin was automatically reduced by 25 basis points to 3.25% over Term SOFR and 2.25% over the base rate. On September 18, 2024, we executed an amendment to reprice our Term Loan B Credit Agreement. The repricing reduced the applicable interest rate by 50 basis points from Term SOFR plus 3.25% to Term SOFR plus 2.75% and from the base rate plus 2.25% to the base rate plus 1.75%, and it eliminated the credit spread adjustment. No modifications were made to the maturity of the loans as a result of the repricing, and all other terms of the Term Loan B Credit Agreement were substantially unchanged. On September 18, 2025, we executed an amendment to refinance the outstanding term loans under our Term Loan B Credit Agreement. The amendment (i) reduced the applicable interest rate by 50 basis points from Term SOFR plus 2.75% to Term SOFR plus 2.25%

and from the base rate plus 1.75% to the base rate plus 1.25%, (ii) extended the maturity date to September 18, 2032, (iii) increased the baskets for certain fixed dollar negative covenants and (iv) reestablished principal payments under the amended Term Loan B Facility, which are due in consecutive equal quarterly installments of 0.25% of the refinanced $777.5 million principal amount beginning on December 31, 2025 (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon the new maturity date in September 2032.

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

5.75% Senior Notes due 2029

AHP Health Partners (the “Issuer”) issued the 5.75% Senior Notes in an exempt offering pursuant to Rule 144A and Regulation S under the Securities Act that was completed on July 8, 2021. The terms of the 5.75% Senior Notes, which mature on July 15, 2029, are governed by an indenture, dated as of July 8, 2021 (the "2029 Notes Indenture"), among the Issuer, us and certain of the Issuer's wholly-owned domestic subsidiaries, as guarantors, and U.S. Bank, National Association, as trustee. The 2029 Notes Indenture provides that the 5.75% Senior Notes are general senior unsecured obligations of the Issuer, which are unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries of the Issuer.

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

Contractual Obligations and Contingencies

The following table provides a summary of our commitments and contractual obligations for debt, minimum lease payment obligations under non-cancelable leases and other obligations as of December 31, 2025 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations, with interest	$1,497,796	$89,854	$157,742	$421,566	$828,634
Deferred financing obligations, with interest	21,822	6,800	10,480	4,542	—
Operating leases	2,854,204	199,997	381,854	342,867	1,929,486
Estimated self-insurance liabilities	213,953	35,325	43,785	98,256	36,587
Total	$4,587,775	$331,976	$593,861	$867,231	$2,794,707

Outstanding letters of credit are required principally by certain insurers and states to collateralize our workers' compensation programs and self-insured retentions associated with our professional and general liability insurance programs. As of December 31, 2025, we maintained outstanding letters of credit of approximately $33.4 million, which included interest of $3.0 million.

Supplemental Non-GAAP Valuation Measure

Adjusted EBITDAR is a commonly used non-GAAP valuation measure used by our management, research analysts, investors and other interested parties to evaluate and compare the enterprise value of different companies in our industry. Adjusted EBITDAR excludes: (1) certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future; (2) certain other adjustments that do not impact our enterprise value; and (3) rent expense payable to our REITs. We operate 30 acute care hospitals, 12 of which we lease from two REITs, Ventas and MPT, pursuant to long-term lease agreements. Additionally, we lease 18 medical office buildings from Ventas pursuant to lease agreements with initial terms of 12 years and eight options to renew for additional five-year terms. Our management views the long-term lease agreements with Ventas and MPT, as more like financing arrangements than true operating leases, with the rent payable to such REITs being similar to interest expense. As a result, our capital structure is different than many of our competitors, especially those whose real estate portfolio is predominately owned and not leased. Excluding the rent payable to such REITs allows investors to compare our enterprise value to those of other healthcare companies without regard to differences in capital structures, leasing arrangements and geographic markets, which can vary significantly among companies. Our management also uses Adjusted EBITDAR as one measure in determining the value of prospective acquisitions or divestitures. Finally, financial covenants in certain of our lease agreements, including the Ventas Master Lease, use Adjusted EBITDAR as a measure of compliance. Adjusted EBITDAR does not reflect our cash requirements for leasing commitments. As such, our presentation of Adjusted EBITDAR should not be construed as a performance or liquidity measure.

Because not all companies use identical calculations, our presentation of the non-GAAP measure may not be comparable to other similarly titled measures of other companies.

While we believe this is a useful supplemental valuation measure for investors and other users of our financial information, you should not consider the non-GAAP measure in isolation or as a substitute for net income or any other items calculated in accordance with GAAP. Adjusted EBITDAR has inherent material limitations as a valuation measure, because it adds back certain expenses to net income, resulting in those expenses not being taken into account in the valuation measure. The payment rent is a necessary element of our valuation. Because Adjusted EBITDAR excludes this and other items, it has material limitations as a measure of our valuation.

The following table presents a reconciliation of Adjusted EBITDAR, a valuation measure, to net income, determined in accordance with GAAP:

	Three Months Ended December 31,	Year Ended December 31,
(in thousands)	2025	2025
Net income	$74,262	$230,135
Adjusted EBITDAR Addbacks:
Income tax expense	18,109	56,223
Interest expense	12,383	55,202
Depreciation and amortization	41,037	155,703
Noncontrolling interest earnings	(29,306)	(94,324)
Loss on extinguishment and modification of debt	—	7,344
Other non-operating losses (a)	—	1,130
Cybersecurity Incident recoveries, net (b)	—	(22,655)
Certain legal matters and related costs	900	900
Restructuring, exit and acquisition-related costs (c)	5,332	13,276
Change in accounting estimate (d)	—	43,298
New Mexico professional liability accrual (e)	—	54,468
Epic expenses (f)	1,933	4,837
Equity-based compensation	9,110	39,293
Loss from disposed operations	185	207
Rent expense payable to REITs (g)	41,786	164,308
Adjusted EBITDAR	$175,731	$709,345

(a)    Other non-operating losses include losses realized on certain non-recurring events or events that are non-operational in nature.
(b)    Cybersecurity Incident recoveries, net represent insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs.
(c)    Restructuring, exit and acquisition-related costs represent (i) enterprise restructuring costs, including severance costs related to work force reductions of $4.3 million and $10.3 million for the three months ended and year ended December 31, 2025, respectively, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.8 million and $1.2 million for the three months ended and year ended December 31, 2025, respectively, and (iii) third party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions of $0.2 million and $1.8 million for the three months ended and year ended December 31, 2025, respectively.
(d)     Change in accounting estimate reflects the reduction in total revenue of $42.6 million and its $0.7 million impact on noncontrolling interest earnings as a result of a change in our accounting estimate of the collectability of accounts receivable as described further in Note 2, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements included elsewhere in this Annual Report.
(e)    During the year ended December 31, 2025, we recorded net losses of $51.3 million related to the emergence of adverse prior period claim developments, particularly with respect to our New Mexico market, combined with increased social inflationary pressures. These losses included $54.5 million of losses recorded during the third quarter of 2025 for adverse prior-period claim developments in New Mexico that were primarily attributable to recent claim settlements and ongoing litigation arising from the actions of a single provider who was employed between 2019 and 2022 as described further in Note 11, Self-Insured Liabilities, to our accompanying consolidated financial statements included elsewhere in this Annual Report.
(f)    Epic expenses consist of various costs incurred in connection with the implementation of Epic, our health information technology system. These costs included (i) professional fees of $0.6 million and $2.1 million for the three months ended and year ended December 31, 2025, respectively, (ii) salaries and benefits of $1.3 million and $2.6 million for the three months ended and year ended December 31, 2025, respectively, and (iii) other expenses related to one-time training and onboarding support costs of $0.1 million for the year ended December 31, 2025. Epic expenses do not include ongoing operating costs of the Epic system.
(g)    Rent expense payable to REITs for the three months ended and year ended December 31, 2025 consists of rent expense of $38.9 million and $152.9 million, respectively, related to the Ventas Master Lease and other lease agreements with Ventas for medical office buildings and rent expense of $2.9 million and $11.4 million, respectively, related to a lease arrangement with MPT for the lease of Hackensack Meridian Mountainside Medical Center.

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

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included within this Annual Report for information about these critical accounting policies, as well as a description of our other significant accounting policies.

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

Medicare and Medicaid regulations and various managed care contracts under which estimates of contractual adjustments must be calculated are complex and are subject to interpretation and adjustment. We estimate contractual adjustments on a payor-specific basis based on our interpretation of the applicable regulations or contract terms and the historical collection experience of each payor. However, ultimate reimbursements may result in payments that differ from our estimates. Additionally, updates to regulations and contract renegotiations occur frequently, requiring that we regularly review and assess our estimates. Changes in estimates related to contractual adjustments affect the amounts we report as patient service revenue and are recorded in the period the changes occur.

Our facilities provide discounts on gross charges to uninsured patients under our charity and self-pay discount policies. Uninsured patients treated for non-elective care are eligible for charity care if they do not qualify for Medicaid or other federal or state assistance and have income at or below a certain income level. The estimated costs incurred by us to provide services to patients who qualified for charity care were $55.8 million, $43.9 million, and $46.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. We estimate the direct and indirect costs of providing charity care by applying a cost to gross charges ratio to the gross charges associated with providing charity care to patients. Other uninsured patients receive self-pay discounts similar to the discounts provided to many managed care plans. Because we do not pursue collection of amounts qualified under our charity and self-pay discount policy, the discounted portion of such charges are not reported in total revenue.

Due to the complexities involved in the classification and documentation of healthcare services under the laws and regulations governing Medicare and Medicaid programs, our estimates of revenue earned and related reimbursement are often subject to interpretation that could result in payments that are different from our estimates. Final determination of amounts earned under Medicare, Medicaid and other third party payor programs often occurs in subsequent years because of audits by the programs, rights of appeal, and the application of technical provisions. Estimated reimbursement amounts, which are recorded within net patient service revenue in the period in which the related services are rendered, are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). Differences between original estimates and subsequent revisions, including final settlements, are recorded as adjustments to net patient service revenue in the period in which such revisions become known. These adjustments resulted in an increase to net patient service revenue of $8.3 million, $5.8 million, and $6.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

At December 31, 2025 and 2024, our settlements under reimbursement agreements with third party payors were a net payable of $7.8 million and a net receivable of $2.6 million, respectively, of which a receivable of $21.1 million and $29.9 million, respectively, was included in other current assets and a payable of $28.9 million and $27.3 million, respectively, was included in other accrued expenses and liabilities in the consolidated balance sheets.

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

We consider historical collection experience of each payor and the results of detailed reviews of historical collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of our accounts receivable. We perform the hindsight analysis utilizing twelve-month rolling accounts receivable collection data. During the year ended December 31, 2025, a change in accounting estimate resulting from a modification to the technique used to estimate the collectability of accounts receivable and new information provided by recently completed hindsight evaluations of historical collection trends resulted in a decrease in revenue of $42.6 million. During the third quarter of 2025, we implemented a new revenue accounting system that provided us with additional information to more precisely estimate the collectability of accounts receivable, particularly with respect to more timely consideration of payor denial and payment trends. The detailed information provided by the new system during the year ended December 31, 2025, along with our recently completed analysis of historical collection trends, indicated the current collection estimate differed from historical collection estimates thereby resulting in a change in accounting estimate in accordance with ASC 250-10, Accounting Changes and Error Corrections, to be accounted for during the year ended December 31, 2025 (the period of change). We believe our estimation processes provide reasonable estimates of our revenue and valuation of our accounts receivable.

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

At December 31, 2025 and 2024, our professional and general liability accrual for asserted and unasserted claims was $284.6 million and $240.0 million, respectively, of which $224.1 million and $206.0 million, respectively, were included in self-insured liabilities and $60.5 million and $34.0 million, respectively, were included in other accrued expenses and liabilities in the consolidated balance sheets. We estimate receivables for the portion of our professional and general liability accrual that is recoverable under our insurance policies. At December 31, 2025 and 2024, such receivables were $103.5 million and $72.8 million, respectively, of which $53.7 million and $62.5 million, respectively, were included in other assets and $49.8 million and $10.3 million, respectively, were included in other current assets.

The total costs for professional and general liability losses are based on our premiums and retention costs and were $131.3 million, $63.0 million, and $55.5 million during the years ended December 31, 2025, 2024, and 2023, respectively. We experienced an increase in professional and general liability losses during the year ended December 31, 2025, primarily related to the emergence of adverse prior period claim developments, particularly with respect to our New Mexico market, combined with increased social inflationary pressures as described further in Note 11, Self-Insured Liabilities, to our consolidated financial statements included within this Annual Report.

At December 31, 2025 and 2024, our workers’ compensation liability accrual for asserted and unasserted claims was $25.7 million and $31.8 million, respectively, of which $16.4 million and $21.1 million, respectively, were included in self-insured liabilities and $9.3 million and $10.7 million, respectively, were included in other accrued expenses and liabilities in the consolidated balance sheets. We estimate receivables for the portion of workers’ compensation liability accrual that is recoverable under our insurance policies. At December 31, 2025 and 2024, such receivables were $12.9 million and $12.3 million, respectively, of which $8.2 million and $8.2 million, respectively, were included in other assets and $4.7 million and $4.1 million, respectively, were included in other current assets.

The total amounts for workers’ compensation liability losses are based on our premiums and retention costs and were a benefit of $0.2 million, an expense of $8.0 million, and an expense of $6.6 million during the years ended December 31, 2025, 2024, and 2023, respectively.

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

Income Taxes

We account for income taxes associated with the activities of Ardent Health, Inc., which is subject to federal and state income tax as a corporation. We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities representing the future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities. The primary differences relate to the allowance on patient receivable accounts, accrued liabilities, depreciation methods and periods, and deferred cost amortization methods.

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

Federal and state tax laws are complex, and our tax positions may be subject to interpretation and adjustment by federal and state taxing authorities. We account for uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. The provisions of ASC 740 allow for the classification of interest paid on an underpayment of income tax and related penalties, if applicable, as part of income tax expense, interest expense or another appropriate expense classification based on the accounting policy election of the entity. We have elected to classify interest and penalties as part of income tax expense. The final outcome of audits by federal and state taxing authorities may have a significant effect on our financial position and results of operations. Refer to Note 8 to our consolidated financial statements included within this Annual Report for further discussion on income taxes.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At December 31, 2025, the following components of our Senior Secured Credit Facilities bore interest at variable rates at specified margins above either the agent bank’s alternate base rate or Term SOFR: (i) a $777.5 million, seven-year term loan; and (ii) a $325.0 million, five-year asset-based revolving credit facility. As of December 31, 2025, we had outstanding variable rate debt of $765.3 million.

At December 31, 2025, we had interest rate swap agreements with notional amounts totaling $280.9 million and $119.5 million, expiring June 30, 2026 and June 26, 2029, respectively. Please refer to Note 7 to our consolidated financial statements included within this Annual Report for more information on the interest rate swap agreements. Under the amended October 2021 Agreements, expiring June 30, 2026, we are required to make monthly fixed rate payments at annual rates ranging from 1.47% to 1.48% and the counterparties are obligated to make monthly floating rate payments to us based on one-month Term SOFR, each subject to a floor of 0.39%. Under the February 2025 Agreements, expiring June 26, 2029, we are required to make monthly fixed rate payments at annual rates ranging from 3.97% to 3.98% and the counterparties are required to make monthly floating rate payments to us based on one-month Term SOFR, each subject to a floor of 0.50%.

Although changes in the alternate base rate or Term SOFR would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our variable rate debt on our consolidated financial position, results of operations or cash flows would not be material. Based on the outstanding borrowings and impact of the interest rate swaps in place at December 31, 2025, a one percent change in the interest rate would result in a $3.8 million increase or decrease in our annual interest expense.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Control over Financial Reporting

1.Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) for the Company. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with GAAP. Because of the inherent limitations in any internal control, no matter how well designed, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. The assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, determined that our internal control over financial reporting was effective as of December 31, 2025.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included herein.

2.Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ardent Health, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ardent Health, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ardent Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated income statements, comprehensive income statements, statements of changes in equity and statements of cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 16, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 16, 2026

3.Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, no director of officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Company's Stockholders no later than 120 days after December 31, 2025.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Company's Stockholders no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Company's Stockholders no later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Company's Stockholders no later than 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Company's Stockholders no later than 120 days after December 31, 2025.

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

Exhibit Number	Description

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2024)
3.1	Certificate of Incorporation of Ardent Health, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2025)
3.2	Amended and Restated Bylaws of Ardent Health, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2025)
4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2025)

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
10.3†
Form of Restricted Stock Award Agreement (Replacement Unvested C-1 Units) under the 2024 Omnibus Incentive Award Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2024)

10.4†
Form of Restricted Stock Award Agreement (Replacement Unvested C-2 Units) under the 2024 Omnibus Incentive Award Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2024)

10.5†
Form of Restricted Stock Unit Award Agreement (Employees) under the 2024 Omnibus Incentive Award Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2024)

10.6
Form of Restricted Stock Unit Award Agreement (Employees) under the 2024 Omnibus Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2025)

10.7†
Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the 2024 Omnibus Incentive Award Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2024)

10.8†#
Form of Performance Based Restricted Stock Unit Award Agreement under the 2024 Omnibus Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2024)

10.9	Stock Ownership Guidelines (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2024)
10.10†	Executive Severance Plan (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2024)
10.11†	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.40 to the Registrant’s Form S-1/A filed on July 8, 2024)
10.12
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

10.14
REIT Savings Letter Agreement, dated as of July 19, 2024, by and between Ardent Health Partners, Inc. and ALH Holdings, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2024)

10.15†
Amended and Restated Employment Agreement, effective as of January 10, 2025, between AHS Management Company, Inc. and Martin J. Bonick (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 13, 2025)

10.16†
Amended and Restated Employment Agreement, effective as of January 10, 2025, between AHS Management Company, Inc. and Alfred Lumsdaine (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 13, 2025)

10.17†
Employment Agreement, dated as of July 3, 2015, between AHS Management Company, Inc. and Stephen C. Petrovich (incorporated by reference to Exhibit 10.3 to the Registrant's Form S-1 filed on June 21, 2024)

10.18†
Offer Letter (Conditional Offer of Employment) by and between Ethan Chernin and AHS Management Company, Inc. dated March 28,2024 (incorporated by reference to Exhibit 10.5 to the Registrant's Form S-1 filed on June 21, 2024)

10.19†
Offer Letter (Conditional Offer of Employment) by and between Dave Caspers and AHS Management Company, Inc. effective February 18, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2025)

10.20
Amended and Restated ABL Credit Agreement, dated as of July 8, 2021, among AHP Health Partners, Inc., AHS East Texas Health System, LLC, Ardent Health Partners, LLC, the Subsidiaries of AHP Health Partners, Inc. and AHS East Texas Health System, LLC, as Borrowers, the Guarantors, the Lenders, Barclays Bank PLC, as resigning Administrative Agent, resigning Collateral Agent and resigning Swing Ling Lender, Bank of America, N.A., as successor administrative agent, successor collateral agent, and Swing Line Lender, and the L/C Issuers (incorporated by reference to Exhibit 10.6 to the Registrant's Form S-1/A filed on July 8, 2024)

10.21
Amendment No. 1 to Amended and Restated ABL Credit Agreement, dated as of August 24, 2021, among AHP Health Partners, Inc., AHS East Texas Health System, LLC, Ardent Health Partners, LLC, the Subsidiaries of AHP Health Partners, Inc. and AHS East Texas Health System, LLC, as Borrowers, the Guarantors, the Lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1/A filed on July 8, 2024)

10.22
Amendment No. 2 to Amended and Restated ABL Credit Agreement, dated as of June 16, 2022, among AHP Health Partners, Inc., AHS East Texas Health System, LLC, the Subsidiaries of AHP Health Partners, Inc. and AHS East Texas Health System, LLC, as Borrowers, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.8 to the Registrant's Form S-1/A filed on July 8, 2024)

10.23
Amendment No. 3 to Amended and Restated ABL Credit Agreement, dated as of April 21, 2023, among AHP Health Partners, Inc., AHS East Texas Health System, LLC, the Subsidiaries of AHP Health Partners, Inc. and AHS East Texas Health System, LLC, as Borrowers, the Lenders and L/C Issuers and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Registrant's Form S-1/A filed on July 8, 2024)

10.24
Amendment No. 4 to Amended and Restated ABL Credit Agreement, dated June 26, 2024, among AHP Health Partners, Inc., AHS East Texas Health System, LLC, the Subsidiaries of AHP Health Partners, Inc. and AHS East Texas Health System, LLC, as Borrowers, the Guarantors, the Incremental Lenders, the other Lenders and L/C Issuers party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.10 to the Registrant's Form S-1/A filed on July 8, 2024)

10.25
Amendment No. 5 to Amended and Restated ABL Credit Agreement, dated as of September 18, 2025, by and among AHP Health Partners, Inc., AHS East Texas Health System, LLC, Ardent Health, Inc., the Subsidiaries of AHP Health Partners, Inc. and AHS East Texas Health Systems, LLC, as Borrowers, the Guarantors, the Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 23, 2025)

10.26
Amended and Restated Term Loan Credit Agreement, dated August 24, 2021, among AHP Health Partners, Inc., as Borrower, Ardent Health Partners, LLC, the Guarantors, the Lenders, Bank of America, N.A., as Initial Term Lender and successor Administrative Agent, and Barclays Bank PLC, as resigning Administrative Agent (incorporated by reference to Exhibit 10.10 to the Registrant's Form S-1 filed on June 21, 2024)

10.27
Amendment No. 1 to Amended and Restated Term Loan Credit Agreement, dated as of June 8, 2023, by Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Registrant's Form S-1/A filed on July 8, 2024)

10.28
Amendment No. 2 to Amended and Restated Term Loan Credit Agreement, dated as of September 18, 2024, among AHP Health Partners, Inc., as Borrower, Ardent Health Partners, Inc., the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as the Additional 2024 Term B Lender and as Administrative Agent (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q filed on November 7, 2024)

10.29
Amendment No. 3 to Amended and Restated Term Loan Credit Agreement, dated as of September 18, 2025, by and among AHP Health Partners, Inc., as Borrower, Ardent Health, Inc., the Guarantors, the Lenders and Bank of America, N.A., as the Additional 2025 Term B Lender and as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2025)

10.30
Master Lease Agreement, dated as of August 4, 2015, among certain wholly owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.12 to the Registrant's Form S-1 filed on June 21, 2024)

Exhibit Number	Description

10.31
First Amendment to Master Lease, dated as of March 6, 2017, among certain wholly owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.13 to the Registrant's Form S-1 filed on June 21, 2024)

10.32
Second Amendment to Master Lease and Guaranty of Master Lease, dated as of March 13, 2017, among certain wholly owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.14 to the Registrant's Form S-1 filed on June 21, 2024)

10.33
Third Amendment to Master Lease, dated as of February 26, 2018, among certain wholly owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.15 to the Registrant's Form S-1 filed on June 21, 2024)

10.34
Fourth Amendment to Master Lease and Guaranty of Master Lease, dated as of June 28, 2018, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.16 to the Registrant's Form S-1 filed on June 21, 2024)

10.35#
Fifth Amendment to Master Lease and Guaranty of Master Lease, dated as of November 30, 2018, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.18 to the Registrant's Form S-1/A filed on July 8, 2024)

10.36
Sixth Amendment to Master Lease and Guaranty of Master Lease, dated as of February 26, 2021, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.19 to the Registrant's Form S-1/A filed on July 8, 2024)

10.37#
Seventh Amendment to Master Lease and Guaranty of Master Lease, dated as of March 1, 2021, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.20 to the Registrant's Form S-1/A filed on July 8, 2024)

10.38#
Eighth Amendment to Master Lease and Guaranty of Master Lease, dated as of July 13, 2021, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.21 to the Registrant's Form S-1/A filed on July 8, 2024)

10.39
Ninth Amendment to Master Lease and Guaranty of Master Lease, dated as of February 9, 2022, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.22 to the Registrant's Form S-1/A filed on July 8, 2024)

10.40#
Tenth Amendment to Master Lease and Guaranty of Master Lease, dated as of April 27, 2022, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.23 to the Registrant's Form S-1/A filed on July 8, 2024)

10.41#
Eleventh Amendment to Master Lease and Guaranty of Master Lease, dated as of December 29, 2023, among certain wholly-owned affiliates of Ventas, Inc. listed therein as “Landlord,” Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.24 to the Registrant's Form S-1/A filed on July 8, 2024)

10.42#
Twelfth Amendment to Master Lease and Guaranty of Master Lease, dated June 21, 2024, among certain wholly-owned affiliates of Ventas, Inc. listed therein as "Landlord," Ardent Health Partners, LLC and certain affiliated entities of Ardent Health Partners, LLC listed therein (incorporated by reference to Exhibit 10.25 to the Registrant's Form S-1/A filed on July 8, 2024)

10.43
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

10.44
Assumption and Change of Address Under Relative Rights Agreement, dated as of August 24, 2021, among Bank of America, N.A., as successor administrative agent, and Barclays Bank PLC, as resigning administrative agent (incorporated by reference to Exhibit 10.25 to the Registrant's Form S-1 filed on June 21, 2024)

10.45
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

10.46#
Master Services Agreement, dated as of May 5, 2022, by and between Ensemble RCM, LLC d/b/a Ensemble Health Partners and AHS Management Company, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant's Form S-1/A filed on July 8, 2024)

Exhibit Number	Description

10.47#
Amended and Restated Statement of Work #1, dated as of June 25, 2024, by and between Ensemble RCM, LLC d/b/a Ensemble Health Partners and AHS Management Company, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant's Form S-1/A filed on July 8, 2024)

10.48#
Statement of Work #2, dated as of June 10, 2024, by and between Ensemble RCM, LLC d/b/a Ensemble Health Partners and AHS Management Company, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant's Form S-1/A filed on July 8, 2024)

10.49#
Statement of Work #3, dated as of June 25, 2024, by and between Ensemble RCM, LLC d/b/a Ensemble Health Partners and AHS Management Company, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant's Form S-1/A filed on July 8, 2024)

10.50
Indenture, dated as of July 8, 2021, among AHP Health Partners, Inc., Ardent Health Partners, LLC, the guarantors identified therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.28 to the Registrant's Form S-1 filed on June 21, 2024)

10.51
Form of 5.750% Senior Notes due 2029 of AHP Health Partners, Inc. (included as Exhibit A to the Indenture filed as Exhibit 10.50 hereto) (incorporated by reference to Exhibit 10.29 to the Registrant's Form S-1 filed on June 21, 2024)

10.52#
License and Support Agreement, dated as of May 6, 2016, by and between Epic Systems Corporation and AHS Management Company, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant's Form S-1 filed on June 21, 2024)

10.53#
Amended and Restated Limited Liability Company Agreement, dated February 26, 2018, by and between The University of Texas Health Science Center at Tyler and AHS East Texas Health System, LLC (incorporated by reference to Exhibit 10.39 to the Registrant's Form S-1 filed on June 21, 2024)

10.54†
Form of Director Restricted Stock Unit Award Agreement For December 2024 RSU Grant pursuant to the 2024 Omnibus Incentive Award Plan (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2025)

19.1	Ardent Health Partners, Inc. Insider Trading and Confidentiality Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2025)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a)
31.2*	Certification of Principal Financial Officer pursuant to SEC Rule 13a 14(a)/15d 14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Ardent Health Partners, Inc. Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2025)
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ARDENT HEALTH, INC.

Date:	March 16, 2026	By:	/s/ Martin J. Bonick

Martin J. Bonick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Martin J. Bonick	President and Chief Executive Officer, Director	March 16, 2026
Martin J. Bonick	(Principal Executive Officer)

/s/ Alfred Lumsdaine	Chief Financial Officer	March 16, 2026
Alfred Lumsdaine	(Principal Financial Officer)

/s/ David Byers	Senior Vice President, Chief Accounting Officer	March 16, 2026
David Byers	(Principal Accounting Officer)

/s/ Mark Sotir	Director	March 16, 2026
Mark Sotir

/s/ Peter Bulgarelli	Director	March 16, 2026
Peter Bulgarelli

/s/ Peter Bynoe	Director	March 16, 2026
Peter Bynoe

/s/ Suzanne Campion	Director	March 16, 2026
Suzanne Campion

/s/ William Goodyear	Director	March 16, 2026
William Goodyear

/s/ Ellen Havdala	Director	March 16, 2026
Ellen Havdala

/s/ Edmondo Robinson	Director	March 16, 2026
Edmondo Robinson

/s/ Rahul Sen	Director	March 16, 2026
Rahul Sen

/s/ Rob Webb	Director	March 16, 2026
Rob Webb

/s/ Rob DeMichiei	Director	March 16, 2026
Rob DeMichiei

 ARDENT HEALTH, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ardent Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ardent Health, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated income statements, comprehensive income statements, statements of changes in equity and statements of cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Contractual Adjustments and Implicit Price Concessions
Description of the Matter
For the year ended December 31, 2025, the Company’s revenues were $6,324.3 million. As discussed in Note 2 to the consolidated financial statements, revenues are based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payers. Estimates of contractual adjustments are based upon the contractual payment terms specified in the related contractual agreements and the historical collection experience of each payor. Medicare and Medicaid regulations and various managed care contracts are complex, and subject to interpretation and adjustment. Updated regulations and contract renegotiations occur frequently, necessitating continual review and assessment of the estimates by management. Revenues related to uninsured patients and copayment and deductible amounts for patients who have healthcare coverage may have discounts applied (uninsured discounts and other discounts). The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenues at the estimated amounts expected to be collected. These estimates are adjusted for estimated conversions of patient responsibility portions, expected recoveries, and anticipated changes in business and economic conditions, trends in federal, state and private employer healthcare coverage and other collection indicators.

Auditing management’s estimates of contractual adjustments and implicit price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining related amounts as discussed above.

How We Addressed the Matter in Our Audit
To test the estimated contractual adjustments and implicit price concessions, we performed audit procedures that included, among others, testing a sample of revenue transactions, correlating the revenue recognized to subsequent cash received, assessing the methodologies and evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its estimates, including historical collection experience. We compared the significant assumptions used by management to historical assumptions and to current industry and economic trends and considered changes, if any, to the Company’s business and other relevant factors. We also assessed the historical accuracy of management’s estimates based on subsequent collection experience and used the assessment as a source of potential corroborative or contrary evidence supporting management’s assumptions of future collections of existing accounts receivable.

Professional and General Liability and Related Costs
Description of the Matter
At December 31, 2025, the Company’s accrual for professional and general liability asserted and unasserted claims was $284.6 million and the Company’s related costs for professional and general liability claims for the year ended December 31, 2025 was $131.3 million. As discussed in Notes 2 and 11 to the consolidated financial statements, accruals for professional and general liability claims represent the estimated ultimate costs of all reported and unreported claims incurred and unpaid through the balance sheet date. The Company’s estimated liability and related costs for asserted and unasserted claims is based on a number of factors including, but not limited to, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlements and industry trends, estimates of amounts recoverable under the Company’s insurance policies, and other actuarial assumptions.

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

Nashville, Tennessee
March 16, 2026

 ARDENT HEALTH, INC.
CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Total revenue	$6,324,339	$5,966,072	$5,409,483
Expenses:
Salaries and benefits	2,657,700	2,534,756	2,384,062
Professional fees	1,192,645	1,097,119	980,270
Supplies	1,082,908	1,033,122	993,405
Rents and leases	109,586	103,577	97,444
Rents and leases, related party	152,905	149,229	145,880
Other operating expenses	647,308	496,219	451,737
Government stimulus income	—	—	(8,463)
Interest expense	55,202	65,578	74,305
Depreciation and amortization	155,703	146,288	140,842
Loss on extinguishment and modification of debt	7,344	3,388	—
Other non-operating gains	(23,320)	(26,264)	(1,613)
Total operating expenses	6,037,981	5,603,012	5,257,869
Income before income taxes	286,358	363,060	151,614
Income tax expense	56,223	63,352	22,637
Net income	230,135	299,708	128,977
Net income attributable to noncontrolling interests	94,324	89,365	75,073
Net income attributable to Ardent Health, Inc.	$135,811	$210,343	$53,904
Net income per share:
Basic	$0.96	$1.59	$0.43
Diluted	$0.96	$1.58	$0.43
Weighted-average common shares outstanding:
Basic	140,760,736	132,439,695	126,115,301
Diluted	141,450,309	132,744,577	126,115,301

The accompanying notes are an integral part of these consolidated financial statements.

 ARDENT HEALTH, INC.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$230,135	$299,708	$128,977
Other comprehensive loss
Change in fair value of interest rate swaps	(18,061)	(11,940)	(10,787)
Other comprehensive loss before income taxes	(18,061)	(11,940)	(10,787)
Income tax benefit related to other comprehensive loss items	(4,714)	(3,116)	(2,815)
Other comprehensive loss, net of income taxes	(13,347)	(8,824)	(7,972)
Comprehensive income	216,788	290,884	121,005
Comprehensive income attributable to noncontrolling interests	94,324	89,365	75,073
Comprehensive income attributable to Ardent Health, Inc.	$122,464	$201,519	$45,932

The accompanying notes are an integral part of these consolidated financial statements.

ARDENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2025 (1)	2024 (1)
Assets
Current assets:
Cash and cash equivalents	$709,601	$556,785
Accounts receivable	686,102	743,031
Inventories	118,593	115,093
Prepaid expenses	112,646	113,749
Other current assets	431,882	304,093
Total current assets	2,058,824	1,832,751
Property and equipment, net	935,769	861,899
Operating lease right of use assets	292,651	248,040
Operating lease right of use assets, related party	915,599	929,106
Goodwill	879,451	852,084
Other intangible assets	89,335	76,930
Deferred income taxes	6,888	12,321
Other assets	111,691	142,969
Total assets	$5,290,208	$4,956,100

Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$23,444	$9,234
Accounts payable	457,936	401,249
Accrued salaries and benefits	296,260	295,117
Other accrued expenses and liabilities	268,904	239,824
Total current liabilities	1,046,544	945,424
Long-term debt, less current installments	1,075,782	1,085,818
Long-term operating lease liability	260,600	221,443
Long-term operating lease liability, related party	904,632	919,313
Self-insured liabilities	241,050	227,048
Other long-term liabilities	76,636	34,697
Total liabilities	3,605,244	3,433,743
Commitments and contingencies (see Note 13)
Redeemable noncontrolling interests	(1,250)	1,158
Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 142,864,171 and 142,747,818 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,429	1,428
Additional paid-in capital	788,472	754,415
Accumulated other comprehensive (loss) income	(3,610)	9,737
Retained earnings	501,607	365,796
Equity attributable to Ardent Health, Inc.	1,287,898	1,131,376
Noncontrolling interests	398,316	389,823
Total equity	1,686,214	1,521,199
Total liabilities and equity	$5,290,208	$4,956,100
(1) As of December 31, 2025 and 2024, the consolidated balance sheets included total liabilities of consolidated variable interest entities of $335.1 million and $306.4 million, respectively. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

ARDENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)

		Equity Attributable to Ardent Health, Inc.							Noncontrolling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Units		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
		Units(*)	Amount	Shares	Amount
Balance at December 31, 2022	$10,796	482,726,544	$510,968	—	$—	$—	$26,533	$101,549	$400,460	$1,039,510
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	—	—	53,904	—	53,904
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	78,567	78,567
Net loss attributable to redeemable noncontrolling interests	(3,494)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(7,972)	—	—	(7,972)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(63,875)	(63,875)
Redemption of equity attributable to noncontrolling interests	—	—	(14,990)	—	—	—	—	—	(11,034)	(26,024)
Vesting of Class C Units	—	2,196,284	904	—	—	—	—	—	—	904
Balance at December 31, 2023	$7,302	484,922,828	$496,882	—	$—	$—	$18,561	$155,453	$404,118	$1,075,014
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	—	—	210,343	—	210,343
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	95,509	95,509
Net loss attributable to redeemable noncontrolling interests	(6,144)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(8,824)	—	—	(8,824)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	—	13,800,000	138	198,654	—	—	—	198,792
Conversion of member units to common stock	—	(485,909,683)	(497,620)	128,963,328	1,290	536,291	—	—	(39,961)	—
Proceeds from the sale of noncontrolling interest	—	—	—	—	—	2,351	—	—	3,013	5,364
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(72,856)	(72,856)
Vesting of Class C Units	—	986,855	738	—	—	—	—	—	—	738
Vesting of restricted stock unit awards	—	—	—	32,227	—	—	—	—	—	—
Tax withholding on vesting of restricted stock unit awards	—	—	—	(8,200)	—	(121)	—	—	—	(121)
Forfeiture of restricted stock awards	—	—	—	(39,537)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	17,240	—	—	—	17,240
Balance at December 31, 2024	$1,158	—	$—	142,747,818	$1,428	$754,415	$9,737	$365,796	$389,823	$1,521,199
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	—	—	135,811	—	135,811
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	96,732	96,732
Net loss attributable to redeemable noncontrolling interests	(2,408)	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(13,347)	—	—	(13,347)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(88,239)	(88,239)
Issuance of common stock	—	—	—	7,553	—	—	—	—	—	—
Repurchase of common stock, net of taxes	—	—	—	(351,012)	(4)	(3,149)	—	—	—	(3,153)
Vesting of restricted stock unit awards	—	—	—	659,466	5	—	—	—	—	5
Tax withholding on vesting of restricted stock unit awards	—	—	—	(153,264)	—	(2,087)	—	—	—	(2,087)
Forfeiture of restricted stock awards	—	—	—	(46,390)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	39,293	—	—	—	39,293
Balance at December 31, 2025	$(1,250)	—	$—	142,864,171	$1,429	$788,472	$(3,610)	$501,607	$398,316	$1,686,214
(*) See Note 1, Description of the Business and Basis of Presentation - Initial Public Offering and Corporate Conversion, for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

ARDENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$230,135	$299,708	$128,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,703	146,288	140,842
Other non-operating losses (gains)	1,275	(4,702)	(45)
Loss on extinguishment and modification of debt	515	2,158	—
Amortization of deferred financing costs and debt discounts	4,379	5,468	4,988
Deferred income taxes	43,594	24,044	3,996
Equity-based compensation	39,293	17,978	904
(Income) loss from non-consolidated affiliates	(1,043)	5,835	(1,653)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	59,155	40,001	(181,099)
Inventories	(3,148)	(9,407)	1,665
Prepaid expenses and other current assets	(122,094)	(136,009)	(36,606)
Accounts payable and other accrued expenses and liabilities	62,060	(103,860)	136,824
Accrued salaries and benefits	686	27,524	22,905
Net cash provided by operating activities	470,510	315,026	221,698
Cash flows from investing activities:
Investment in acquisitions, net of cash acquired	(2,504)	(35,542)	—
Purchases of property and equipment	(211,904)	(187,508)	(137,408)
Proceeds from divestitures	—	4,297	—
Other	179	(1,707)	(575)
Net cash used in investing activities	(214,229)	(220,460)	(137,983)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	208,656	—
Proceeds from revolving line of credit	—	—	125,000
Proceeds from insurance financing arrangements	15,607	10,797	24,749
Proceeds from long-term debt	—	3,600	6,619
Payments of principal on revolving line of credit	—	—	(125,000)
Payments of principal on insurance financing arrangements	(15,041)	(10,443)	(22,877)
Payments of principal on long-term debt	(7,988)	(108,371)	(13,645)
Debt issuance costs	(2,573)	(2,450)	—
Payments of initial public offering costs	—	(9,534)	—
Distributions to noncontrolling interests	(88,239)	(72,856)	(63,875)
Redemption of equity attributable to noncontrolling interests	—	—	(26,024)
Other	(5,231)	5,243	(7,209)
Net cash (used in) provided by financing activities	(103,465)	24,642	(102,262)
Net increase (decrease) in cash and cash equivalents	152,816	119,208	(18,547)
Cash and cash equivalents at beginning of year	556,785	437,577	456,124
Cash and cash equivalents at end of year	$709,601	$556,785	$437,577

Supplemental Cash Flow Information:
Interest payments, net of capitalized interest	$65,740	$74,976	$81,610
Non-cash purchases of property and equipment	$16,369	$9,276	$16,392
Offering costs not yet paid	$—	$330	$—
Income tax payments, net	$36,510	$41,603	$19,433

The accompanying notes are an integral part of these consolidated financial statements.

ARDENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

1. Description of the Business and Basis of Presentation

Reporting Entity

Ardent Health, Inc. was initially formed in Delaware in 2015 as Ardent Health Partners, LLC. On July 17, 2024, Ardent Health Partners, LLC converted from a Delaware limited liability company into a Delaware corporation in connection with its initial public offering and changed its name to Ardent Health Partners, Inc. On June 3, 2025, Ardent Health Partners, Inc. changed its name to Ardent Health, Inc. Ardent Health, Inc. is a holding company that has affiliates that operate acute care hospitals and other healthcare facilities and employ physicians. The terms “Ardent,” the “Company,” “we,” “our” and “us,” as used in these notes to the consolidated financial statements, refer to Ardent Health, Inc. and, on or prior to July 16, 2024, Ardent Health Partners, LLC, and its affiliates, unless stated otherwise or indicated by context. The term “affiliates” includes direct and indirect subsidiaries of Ardent and partnerships and joint ventures in which such subsidiaries are equity owners. At December 31, 2025, the Company operated 30 acute care hospitals in six states, including two rehabilitation hospitals and two surgical hospitals.

Basis of Presentation

The financial statements include the consolidated balance sheets, income statements, comprehensive income statements, statements of cash flows and statements of changes in equity of the Company and its affiliates, which are controlled by the Company through the Company’s direct or indirect ownership of a majority equity interest and rights granted to the Company through certain variable interests. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Initial Public Offering and Corporate Conversion

On July 19, 2024, the Company completed an initial public offering of 12,000,000 shares of its common stock at a public offering price of $16.00 per share (the “IPO”) for aggregate gross proceeds of $192.0 million and net proceeds of approximately $181.4 million, after deducting underwriting discounts and commissions of approximately $10.6 million. The Company provided the underwriters with an option to purchase up to an additional 1,800,000 shares of common stock of the Company, which was fully exercised by the underwriters, and, on July 30, 2024, the Company issued 1,800,000 additional shares of common stock at $16.00 per share for additional net proceeds of approximately $27.2 million, after deducting underwriting discounts and commissions of approximately $1.6 million. The Company’s common stock is listed on the New York Stock Exchange under the symbol “ARDT”.

On July 17, 2024, in connection with the IPO and immediately prior to the effectiveness of the Company's registration statement on Form S-1, the Company converted from a Delaware limited liability company into a Delaware corporation by means of a statutory conversion (the “Corporate Conversion”) and changed its name to Ardent Health Partners, Inc. As a result of the Corporate Conversion, the outstanding limited liability company membership units and vested profits interest units were converted into 120,937,099 shares of common stock and outstanding unvested profits interest units were converted into 2,848,027 shares of restricted common stock. Immediately following the Corporate Conversion, ALH Holdings, LLC, a subsidiary of Ventas, Inc. (“Ventas”), a common unit holder that beneficially owned a percentage of the Company’s outstanding membership interests and maintained a seat on the Company’s board of managers, making Ventas a related party, contributed all of its outstanding common stock in AHP Health Partners, Inc. (“AHP Health Partners”), a direct subsidiary of the Company, to Ardent Health Partners, Inc. in exchange for 5,178,202 shares of common stock of Ardent Health Partners, Inc. (the “ALH Contribution”). As a result of the ALH Contribution, AHP Health Partners is a wholly-owned subsidiary of Ardent Health Partners, Inc. The Corporate Conversion and the ALH Contribution have been retrospectively applied to prior periods herein for the purposes of calculating basic and diluted net income per share. The Company’s certificate of incorporation authorizes 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a $0.01 par value per share.

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

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative by the Company include its corporate office costs and centralized corporate services such as human resources, information technology, and finance, which were $140.8 million, $132.4 million, and $114.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

2. Summary of Significant Accounting Policies

Adoption of Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and provide disaggregated information about significant reconciling items by jurisdiction and by nature. ASU 2023-09 also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions and includes several other changes to income tax disclosure requirements. The Company adopted the standard on December 31, 2025 and applied the amendments in the notes to the consolidated financial statements retrospectively to all prior periods presented.

Recent Accounting Pronouncements Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the current internal-use software accounting guidance by removing all references to software project development stages. Under ASU 2025-06, an entity begins capitalizing software costs when (i) management has implicitly or explicitly authorized and committed to funding a computer software project and (ii) it is probable the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the standard to determine its impact on the Company’s disclosures.

Variable Interest Entities

Accounting principles generally accepted in the United States of America (“GAAP”) require variable interest entities (“VIEs”) to be consolidated if an entity’s interest in the VIE is a controlling financial interest in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Under the variable interest model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses, or the right to receive the benefits, from the VIE that could potentially be significant to the VIE.

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

As of December 31, 2025 and 2024, nine of the Company’s hospitals were owned and operated through LLCs that have been determined to be VIEs and were consolidated by the Company. Consolidated assets at December 31, 2025 and 2024 included total assets of VIEs equal to $1.3 billion. The Company’s VIEs do not have creditors that have recourse to the Company. As the structure and nature of business are very similar for each of the LLCs, they are discussed and presented herein on a combined basis.

The total liabilities of VIEs included in the Company’s consolidated balance sheets are shown below (in thousands):

	December 31, 2025	December 31, 2024
Current liabilities
Current installments of long-term debt	$3,635	$2,266
Accounts payable	102,482	89,428
Accrued salaries and benefits	36,900	37,713
Other accrued expenses and liabilities	67,419	45,250
Total current liabilities	210,436	174,657
Long-term debt, less current installments	9,734	8,192
Long-term operating lease liability	101,153	108,897
Long-term operating lease liability, related party	9,313	9,423
Self-insured liabilities	677	676
Other long-term liabilities	3,826	4,595
Total liabilities	$335,139	$306,440

Income from operations before income taxes attributable to VIEs was $301.0 million, $291.4 million, and $257.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Deferred Offering Costs

Deferred offering costs consist primarily of legal and accounting fees, which are direct and incremental fees related to equity financings. The Company capitalizes these costs until equity financings are consummated, at which time the costs are recorded against the gross proceeds of the offering. Upon receipt of the IPO proceeds during the year ended December 31, 2024, deferred offering costs were recorded against the IPO proceeds within additional paid-in capital on the Company's consolidated balance sheet.

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

Change in Accounting Estimate

During the year ended December 31, 2025, a change in accounting estimate resulting from a modification to the technique used to estimate the collectability of accounts receivable and new information provided by recently completed hindsight evaluations of historical collection trends resulted in a decrease in revenue of $42.6 million. During the third quarter of 2025, the Company implemented a new revenue accounting system that provided management with additional information to more precisely estimate the collectability of accounts receivable, particularly with respect to more timely consideration of payor denial and payment trends. The detailed information provided by the new system during the year ended December 31, 2025, along with the Company's recently completed analysis of historical collection trends, indicated the current collection estimate differed from historical collection estimates thereby resulting in a change in accounting estimate in accordance with ASC 250-10, Accounting Changes and Error Corrections, to be accounted for during the year ended December 31, 2025 (the period of change).

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

The Company’s revenue is based upon the estimated amounts the Company expects to be entitled to receive from patients and third party payors. Estimates of contractual adjustments under managed care insurance plans are based upon the contractual payment terms specified in the related contractual agreements and the historical collection experience of each payor. Revenue related to uninsured patients and copayment and deductible amounts for patients who have healthcare coverage may have discounts applied (uninsured discounts and other discounts). The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay revenue at the estimated amounts expected to be collected. At December 31, 2025, implicit price concessions of $486.1 million were estimated based on information from the new revenue accounting system and were recorded as a reduction to the Company's accounts receivable balance, reflecting accounts receivable at the estimated amount the Company expects to collect.

Medicare and Medicaid regulations and various managed care contracts, under which the discounts from the Company’s standard charges must be calculated, are complex and are subject to interpretation and adjustment. The Company estimates contractual adjustments on a payor-specific basis based on its interpretation of the applicable regulations or contract terms and the historical collection experience of each payor. However, the necessity of the services authorized and provided, and resulting reimbursements, are often subject to interpretation. These interpretations may result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating continual review and assessment of the estimates by management.

Due to the complexities involved in the classification and documentation of healthcare services under the laws and regulations governing Medicare and Medicaid programs, the Company’s estimates of revenue earned and related reimbursement are often subject to interpretation that could result in payments that are different from its estimates. Final determination of amounts earned under Medicare, Medicaid and other third party payor programs often occurs in subsequent years because of audits by the programs, rights of appeal, and the application of technical provisions. Estimated reimbursement amounts, which are recorded within net patient service revenue in the period in which the related services are rendered, are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the “cost report” filing and settlement process). Differences between original estimates and subsequent revisions, including final settlements, are recorded as adjustments to net patient service revenue in the period in which such revisions become known. These adjustments resulted in an increase to net patient service revenue of $8.3 million, $5.8 million, and $6.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

At December 31, 2025 and 2024, the Company’s settlements under reimbursement agreements with third-party payors were a net payable of $7.8 million and a net receivable $2.6 million, respectively, of which a receivable of $21.1 million and $29.9 million, respectively, was included in other current assets and a payable of $28.9 million and $27.3 million, respectively, was included in other accrued expenses and liabilities in the consolidated balance sheets.

Final determination of amounts earned under prospective payment and other reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of the Company’s management, adequate provision has been made for any adjustments that may result from such reviews.

Subsequent adjustments that are determined to be the result of an adverse change in the patient’s or the payor’s ability to pay are recognized as bad debt expense. Bad debt expense for the years ended December 31, 2025, 2024, and 2023 was not material to the Company.

Currently, several states in which the Company operates utilize Medicaid supplemental payment programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs, which are designed with input from and are subject to approval and periodic renewal by the Centers for Medicare & Medicaid Services ("CMS"), are funded by a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Under these supplemental programs, the Company recognizes revenue in the period in which amounts are estimable and collection is reasonably assured such that a significant reversal of cumulative revenue is not probable in the future. The Company recognizes supplemental program expenses in the period to which they relate. Reimbursements under these programs are reflected in total revenue, and taxes or other program-related costs are included in other operating expenses.

Payor Mix

The Company’s total revenue is presented in the following table (dollars in thousands):

	Years Ended December 31,
	2025		2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Medicare	$2,439,774	38.6%	$2,334,071	39.2%	$2,136,695	39.5%
Medicaid	604,767	9.6	612,889	10.3	606,770	11.2
Other managed care	2,800,359	44.3	2,599,858	43.5	2,304,718	42.6
Self-pay and other	360,062	5.6	312,673	5.2	268,239	5.0
Net patient service revenue	6,204,962	98.1	5,859,491	98.2	5,316,422	98.3
Other revenue	119,377	1.9	106,581	1.8	93,061	1.7
Total revenue	$6,324,339	100.0%	$5,966,072	100.0%	$5,409,483	100.0%

Charity Care

The Company provides care without charge to certain patients who qualify under the local charity care policy of the hospital where the patient receives services. The Company estimates that its costs of care provided under its charity care programs approximated $55.8 million, $43.9 million, and $46.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company does not report a charity care patient’s charges in revenue as it is the Company’s policy not to pursue collection of amounts related to these patients, and therefore contracts with these patients do not exist.

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

Patient Accounts Receivable

Patient accounts receivable are recorded at net realizable value based on certain assumptions applicable to each payor. For third party payors including Medicare, Medicaid and managed care, the net realizable value is based on the estimated contractual reimbursement percentage, which is based on historical paid claims data by payor. For self-pay accounts receivable, which includes patients who are uninsured and the patient responsibility portion for patients with insurance, the net realizable value is determined using estimates of historical collection experience. These estimates are adjusted for estimated conversions of patient responsibility portions, expected recoveries and anticipated changes in business and economic conditions, trends in federal, state and private employer healthcare coverage and other collection indicators.

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

Patient accounts receivable is the Company’s primary concentration of credit risk, which consists of amounts owed by various governmental agencies, managed care payors, commercial insurance companies, employers and patients. The Company manages its patient accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for price concessions and uncollectible amounts. The Company’s management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these governmental agencies. Management does not believe that there are any other significant concentrations of revenues from any particular payor or geographic area that would subject the Company to any significant credit risks as the number of patients and payors limits concentration of credit risk from any one payor.

Market Risks

The Company’s revenue is subject to potential regulatory and economic changes in certain states where the Company generates significant revenue. The following is an analysis by state of revenue as a percentage of the Company’s total revenue for those states in which the Company generates significant revenue:

	Years Ended December 31,
	2025	2024	2023
Oklahoma	23.6%	24.2%	24.2%
New Mexico	17.0	16.0	15.5
Texas	35.7	36.0	36.2
New Jersey	10.2	9.8	10.4
Other	13.5	14.0	13.7
Total	100.0%	100.0%	100.0%

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

During the year ended December 31, 2023, the Company received and recognized $8.5 million in cash distributions from the Provider Relief Fund and other state and local programs as government stimulus income, a reduction of operating expenses, on its consolidated income statement. Government compliance audits may result in derecognition of amounts previously recognized and repayment of such amounts.

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

When events, circumstances or operating results indicate the carrying values of certain long-lived assets expected to be held and used might be impaired, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Assets classified as held for sale are reflected at the lower of carrying value or fair value less cost to sale. Fair value may be estimated based upon internal evaluations that include quantitative analyses of revenues and cash flows, reviews of recent sales of similar assets and independent appraisals. The Company recorded no fixed asset impairment charges in 2025, 2024 or 2023.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are subject to annual impairment tests. The Company tests for goodwill impairment at the reporting unit level and has determined that it has one reporting unit for purposes of the goodwill impairment assessment.

In addition to an annual impairment test, the Company evaluates goodwill for impairment whenever circumstances indicate a possible impairment may exist. In accordance with ASU 2017-04, Simplifying the Test for Goodwill Impairment, the Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any.

The Company completed its most recent goodwill impairment assessment as of October 1, 2025. The Company concluded that sufficient evidence existed to assert that it was more likely than not that the estimated fair value of the reporting unit remained in excess of its carrying value. The Company recorded no goodwill impairment charges in 2025, 2024 or 2023.

The Company estimates the fair value of its reporting unit based on various qualitative and, when necessary, quantitative assumptions that are believed to be reasonable under the circumstances. Such assumptions include estimates using the income approach, which estimates fair value based on discounted cash flows, the market approach, which estimates fair value based on comparable market prices, as well as the Company's recent stock price. Actual results may differ from the estimates used in the Company’s assumptions, which may require a future impairment charge that could have a material adverse impact on the Company’s financial position and results of operations.

The following table summarizes the changes in the carrying amount of goodwill for the following periods (in thousands):

Total
Balance at December 31, 2023	$844,704
Goodwill acquired	7,380
Balance at December 31, 2024	852,084
Goodwill acquired	27,367
Balance at December 31, 2025	$879,451

Other Intangible Assets

Other intangible assets consist of both indefinite-lived and definite-lived intangible assets. The Company's indefinite-lived intangible assets consist of trade names, certificates of need, and Medicare and Medicaid licenses. Trade names comprised the majority of the value of the Company's indefinite-lived intangible assets and were $76.1 million at December 31, 2025 and 2024. Indefinite-lived intangible assets are not amortized but are subject to annual impairment tests, and impairment reviews are performed whenever circumstances indicate possible impairment may exist. The Company recorded no intangible asset impairment charges in 2025, 2024 or 2023.

The Company's definite-lived intangible assets consist of capitalized internal-use software costs, which are amortized straight-line over the expected useful life of the underlying asset, which is generally five years, and included in depreciation and amortization expense in the consolidated income statements. For the intangible assets acquired in the current year, the weighted-average amortization period was approximately five years and there is no expected residual value.

The gross carrying amount of amortizable intangible assets at December 31, 2025 was $13.2 million, and the net carrying amount of amortizable intangible assets at December 31, 2025 was $12.4 million. There were no amortizable intangible assets prior to 2025.

Amortization expense related to these intangible assets was $0.8 million during the year ended December 31, 2025, with amortization expense estimated to be $2.7 million, $2.7 million, $2.7 million, $2.7 million and $1.6 million in 2026, 2027, 2028, 2029, and 2030 respectively.

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

On January 1, 2025, the Company completed the acquisitions of certain assets and operations of 18 urgent care clinics in New Mexico and Oklahoma for a combined purchase price of $27.5 million. The consideration transferred on December 31, 2024, consisted solely of cash. Upon closing of the acquisitions, approximately $4.1 million was placed into escrow to cover potential working capital adjustments and to secure certain indemnification obligations pursuant to the terms of the purchase agreements. This escrow amount is included in the total purchase consideration of $27.5 million. Most of the combined purchase price for assets and operations acquired was recorded as goodwill with an immaterial portion allocated to identifiable assets acquired and liabilities assumed. As of December 31, 2025, the fair values of assets and liabilities recorded related to these acquisitions were finalized and the measurement period was closed.

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

Equity-Based Compensation

The Company accounts for equity-based awards under the measurement and recognition provisions of ASC 718, Compensation — Stock Compensation. The Company measures the awards based on their grant date fair value and recognizes the resulting compensation expense in the income statements on a straight-line basis over the requisite service period of the respective awards. The Company employed a Black-Scholes option pricing model (“OPM”) to determine the grant date fair value of certain of its equity-based awards granted prior to the IPO. The grant date fair values of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) are determined using the closing price of the Company's stock on the date of grant. Certain PRSUs are subject to a market condition modifier, which is based on the Company's total shareholder return (“TSR”) over a three-year performance period relative to a pre-determined peer group, and the grant date fair value of these awards is determined using a Monte Carlo simulation as of the date of grant. The Company accounts for forfeitures as they occur.

Income Taxes

The Company accounts for income taxes associated with the activities of Ardent Health, Inc., which is subject to federal and state income tax as a corporation. The Company calculates the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences that arise from the recognition of items in different periods for tax and accounting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a difference in estimated and actual tax rates is recognized as income or loss in the period that includes the enactment date. The Company identifies deferred tax assets that more likely than not, based on the available evidence, will be unrealizable in future periods and records a valuation allowance accordingly.

Federal and state tax laws are complex, and the Company’s tax positions may be subject to interpretation and adjustment by federal and state taxing authorities. The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized. The final outcome of audits by federal and state taxing authorities may have a significant effect on the financial position and results of operations of the Company.

The provisions of ASC 740 allow for the classification of interest paid on an underpayment of income tax and related penalties, if applicable, as part of income tax expense, interest expense or another appropriate expense classification based on the accounting policy election of the entity. The Company has elected to classify interest and penalties as part of income tax expense. Refer to Note 8 for further discussion on income taxes.

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

The fair value of the Company’s revolving credit facility approximates its carrying value as it bears interest at current market rates. The carrying amounts and fair values of the Company’s senior secured term loan facility and its 5.75% Senior Notes due 2029 (the “5.75% Senior Notes”) were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Senior secured term loan facility	$770,499	$773,772	$770,499	$779,575
5.75% Senior Notes	$299,686	$299,596	$295,191	$289,110

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

The redeemable noncontrolling interests related to St. Francis have not been subsequently measured at fair value since the acquisition date in 2017. The noncontrolling interests are not currently redeemable and it is not probable that the noncontrolling interests will become redeemable as the possibility of the Company being excluded or suspended from participation in any federal or state government healthcare payor program is remote.

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

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2025	2024
Land and improvements	$68,675	$68,497
Buildings and improvements, including leasehold improvements	583,107	531,686
Equipment	1,305,318	1,230,669
Construction in progress	44,227	20,504
	2,001,327	1,851,356
Less: accumulated depreciation and amortization	(1,065,558)	(989,457)
Property and equipment, net	$935,769	$861,899

Finance leases included in buildings and improvements were $39.9 million at each December 31, 2025 and 2024. Finance leases included in equipment were $47.1 million and $39.0 million at December 31, 2025 and 2024, respectively. Accumulated amortization related to building and equipment finance leases was $33.1 million and $27.7 million at December 31, 2025 and 2024, respectively. Amortization expense related to building and equipment finance leases was $7.1 million, $6.8 million, and $6.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Depreciation and amortization of property and equipment, including finance leases, was $154.9 million, $146.3 million, and $140.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The Ventas Master Lease includes a number of operating and financial restrictions on the Company, including requirements that the Company maintain a minimum portfolio coverage ratio of 2.2x and a guarantor fixed charge ratio of 1.2x and does not exceed a certain guarantor net leverage ratio of 6.75x. If the Company breaches its covenants under the terms of the Ventas Master Lease, and its related covenant agreements and amendments, the Company would be in default thereunder, and Ventas would have the right in certain circumstances to terminate the Ventas Master Lease and/or exercise a purchase option with respect to certain personal property located at the leased facilities. Management believes it was in compliance with all financial covenants as of December 31, 2025 and 2024.

For the years ended December 31, 2025, 2024, and 2023, the Company recorded rent expense of $152.9 million, $149.2 million, and $145.9 million, respectively, related to rent payments to Ventas.

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

The Company’s operating leases are comprised primarily of real estate, including hospital buildings, medical office buildings and other administrative office buildings, and certain medical and office equipment, while finance leases are comprised of medical equipment and certain hospital buildings. The Company assesses the terms of each lease to determine its classification as operating or financing. The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. Right-of-use assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.

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

During the years ended December 31, 2025 and 2024, the Company recognized new right-of-use assets associated with operating leases of $53.6 million and $25.1 million, respectively.

The following table presents lease-related assets and liabilities (dollars in thousands):

		December 31,
	Balance Sheet Classification	2025	2024
Assets:
Operating leases	Operating lease right of use assets	$292,651	$248,040
Operating leases, related party	Operating lease right of use assets, related party	915,599	929,106
Finance leases	Property and equipment, net	53,896	51,171
Total lease assets		$1,262,146	$1,228,317
Liabilities:
Current:
Operating leases	Other accrued expenses and liabilities	$38,819	$33,604
Operating leases, related party	Other accrued expenses and liabilities	14,680	12,777
Finance leases	Current installments of long-term debt	11,122	5,653
Noncurrent:
Operating leases	Long-term operating lease liability	260,600	221,443
Operating leases, related party	Long-term operating lease liability, related party	904,632	919,313
Finance leases	Long-term debt, less current installments	13,414	15,254
Total lease liabilities		$1,243,267	$1,208,044
Operating leases:
Weighted-average remaining term		16.0 years	17.0 years
Weighted-average discount rate (a)		12.5%	12.6%

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

The following table provides information related to expenses for operating leases (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease cost (b)	$203,031	$200,104	$197,881
Short-term lease expense (b)	25,488	24,127	21,447
Variable lease expense (b)	33,972	28,575	23,996
Total lease expense	$262,491	$252,806	$243,324

(b) These expenses are included in “Rents and leases” and “Rents and leases, related party” on the Company’s consolidated income statements.

The following table presents supplemental cash flow information (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$69,984	$66,233	$66,459
Operating cash flows for operating leases, related party	131,421	131,201	130,986
Total operating cash flows for operating leases	$201,405	$197,434	$197,445

Maturities of Lease Liabilities

Undiscounted cash flows for operating leases recorded on the consolidated balance sheet at December 31, 2025 were as follows (in thousands):

2026	$199,997
2027	193,071
2028	188,783
2029	174,615
2030	168,252
Thereafter	1,929,486
Total rental payments	2,854,204
Less: Amount of lease payments representing interest	1,635,473
Present value of future minimum lease payments	1,218,731
Less: Current portion of lease liabilities	53,499
Noncurrent lease liabilities	$1,165,232

The Company has excluded from the table above additional operating leases that had not yet commenced as of December 31, 2025 with aggregate rent payments of $63.7 million, which are primarily for leases of real estate. These operating leases will commence during fiscal year 2026 with lease terms of 10 years to 15 years.

6. Long-Term Debt and Financing Matters

Long-term debt consists of the following (in thousands):

	Year Ended December 31,
	2025	2024
Senior secured term loan facility	$770,499	$773,772
5.75% Senior Notes	299,686	299,596
Finance leases	24,536	20,907
Other debt	15,869	15,672
Deferred financing costs	(11,364)	(14,895)
Total debt	1,099,226	1,095,052
Less current maturities	(23,444)	(9,234)
Long-term debt, less current maturities	$1,075,782	$1,085,818

As of December 31, 2025 and 2024, the senior secured term loan facility reflected an original issue discount (“OID”) of $5.1 million and $3.7 million, respectively. As of December 31, 2025 and 2024, the 5.75% Senior Notes reflected an OID of $0.3 million and $0.4 million, respectively.

Senior Secured Credit Facilities

On August 24, 2021, the Company entered into a credit agreement (the “Term Loan B Credit Agreement”) for its senior secured term loan facility (the “Term Loan B Facility”), which provided funding up to a principal amount of $900.0 million with a seven-year maturity. Principal under the Term Loan B Facility was due in consecutive equal quarterly installments of 0.25% of the initial $900.0 million principal amount as of the execution of the credit agreement (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon maturity of the Term Loan B Facility. The proceeds from the Term Loan B Facility were used to prepay in full the Company's then-outstanding $825.0 million senior secured term loan facility, including any accrued and unpaid interest, fees and other expenses related to the transaction. On June 8, 2023, the Company amended the Term Loan B Credit Agreement to replace the London Interbank Offered Rate (“LIBOR”) with the Term Secured Overnight Financing Rate (“SOFR”) and Daily Simple SOFR (each as defined in the amended Term Loan B Credit Agreement) as the reference interest rate. On June 26, 2024, the Company used cash on hand to prepay $100.0 million of the $877.5 million outstanding principal on the Term Loan B Facility, which prepaid all remaining required quarterly principal payments; no modification was made to the Term Loan B Credit Agreement as a result of this prepayment. Effective July 19, 2024, pursuant to the terms of the Term Loan B Credit Agreement and as a result of the IPO, the applicable margin was automatically reduced by 25 basis points to 3.25% over Term SOFR and 2.25% over the base rate. On September 18, 2024, the Company executed an amendment to reprice its Term Loan B Credit Agreement. The repricing reduced the applicable interest rate by 50 basis points from Term SOFR plus 3.25% to Term SOFR plus 2.75% and from the base rate plus 2.25% to the base rate plus 1.75%, and it eliminated the credit spread adjustment. No modifications were made to the maturity of the loans as a result of the repricing, and all other terms of the Term Loan B Credit Agreement were substantially unchanged. On September 18, 2025, the Company executed an amendment to refinance the outstanding term loans under its Term Loan B Credit Agreement. The amendment (i) reduced the applicable interest rate by 50 basis points from Term SOFR plus 2.75% to Term SOFR plus 2.25% and from the base rate plus 1.75% to the base rate plus 1.25%, (ii) extended the maturity date to September 18, 2032, (iii) increased the baskets for certain fixed dollar negative covenants and (iv) reestablished principal payments under the amended Term Loan B Facility, which are due in consecutive equal quarterly installments of 0.25% of the refinanced $777.5 million principal amount beginning on December 31, 2025 (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon the new maturity date in September 2032.

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

In addition, the ABL Credit Agreement contains a springing financial covenant that requires the maintenance, after failure to maintain a specified minimum amount of availability to borrow under the senior secured asset-based revolving credit facility, of a minimum fixed charge coverage ratio of 1.00 to 1.00, as determined at the end of each fiscal quarter. Management believes that, as of December 31, 2025 and 2024, the Company maintained more than the minimum amount of availability under the senior secured asset-based revolving credit facility and, therefore, the minimum fixed charge ratio described herein was not applicable.

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

The $325.0 million senior secured asset-based revolving credit facility is comprised of two tranches: (1) a $275.0 million non-UT Health East Texas borrowers’ tranche and (2) a $50.0 million UT Health East Texas borrowers’ tranche available to the Company’s East Texas Health System, LLC subsidiary (collectively referred to as the “ABL Facilities”). At the election of the borrowers under the applicable ABL Facility loan, the interest rate per annum applicable to loans under the ABL Facilities is based on a fluctuating rate of interest determined by reference to either (i) the base rate determined by reference to the highest of (A) the federal funds effective rate plus 0.50%, (B) the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States for U.S. dollar loans from time to time, and (C) Term SOFR (as adjusted for any applicable statutory reserve rate) applicable for an interest period of one month, plus 1.00% per annum, in each case, plus an applicable margin, or (ii) the higher of Term SOFR or 0.00% per annum for the interest period selected, in each case, plus an applicable margin. The applicable margin is determined based on the percentage of the average daily availability of the ABL Facilities. The applicable margin for the non-UT Health East Texas ABL Facility loan ranges from 0.50% to 1.00% for base rate borrowings and 1.50% to 2.00% for Term SOFR borrowings. The applicable margin for the UT Health East Texas ABL Facility loan ranges from 1.50% to 2.00% for base rate borrowings and 2.50% to 3.00% for Term SOFR borrowings.

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

The 5.75% Senior Notes bear interest at a rate of 5.75% per annum, which is payable semi-annually, in cash in arrears on January 15 and July 15 of each year.

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

Future Installments

Future installments of long-term debt at December 31, 2025, excluding unamortized discounts and unamortized deferred financing costs, are as follows (in thousands):

2026	$23,444
2027	15,121
2028	12,546
2029	311,558
2030	8,605
Thereafter	744,687
Total	$1,115,961

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

On October 8, 2021, the Company executed interest rate swap agreements (the “October 2021 Agreements”) with Barclays Bank PLC and Bank of America, N.A. as counterparties, with initial notional amounts totaling $529.0 million, effective August 31, 2023 and expiring June 30, 2026. The notional amounts decline over time until expiration. Under the October 2021 Agreements, the Company was required to make monthly fixed rate payments at annual rates ranging from 1.53% to 1.55%, and the counterparties were required to make monthly floating rate payments to the Company based on one-month LIBOR, each subject to a floor of 0.50%. Effective August 31, 2023, the Company amended the October 2021 Agreements to adjust the fixed rates and replace the LIBOR floating interest rate options with Term SOFR floating rate options. Under the amended October 2021 Agreements, the Company is required to make monthly fixed rate payments at annual rates ranging from 1.47% to 1.48% and the counterparties are required to make monthly floating rate payments to the Company based on one-month Term SOFR, each subject to a floor of 0.39%. As of December 31, 2025, the notional amounts under the amended October 2021 Agreements were $280.9 million.

On February 5, 2025, the Company executed new interest rate swap agreements (the “February 2025 Agreements”) with Truist Bank and Royal Bank of Canada, as counterparties, with an effective date of June 30, 2025 and expiring June 26, 2029. As of the effective date, the notional amounts totaled $0.6 million, and will accrete up to $400.4 million by June 30, 2026, when the amended October 2021 Agreements expire. Under the February 2025 Agreements, the Company is required to make monthly fixed rate payments at annual rates ranging from 3.97% to 3.98% and the counterparties are required to make monthly floating rate payments to the Company based on one-month Term SOFR, each subject to a floor of 0.50%. As of December 31, 2025, the notional amounts under the February 2025 Agreements were $119.5 million.

The Company accounts for its interest rate swap agreements in accordance with ASC 815, Derivatives and Hedging. Because the interest rate swap agreements amended on August 26, 2021 did not meet the definition of derivatives in their entirety due to the financing element of the agreements, the Company accounted for these as hybrid instruments that consisted of a debt instrument (debt host) and an embedded at-market derivative. At August 26, 2021, the debt portion of the hybrid instruments was equal to the fair value of the existing interest rate swap agreements, and the balance within AOCI associated with the debt portion was amortized on a straight-line basis to interest expense over the remaining effective period of the amended agreements, which expired August 31, 2023. The at-market derivative portion of each hybrid instrument was designated as a cash flow hedge with changes in fair value included in AOCI as a component of equity. Amounts were subsequently reclassified from AOCI into interest expense in the same periods during which the hedged transactions affected earnings. Cash interest payments associated with the at-market derivative portion of the hybrid instruments were classified as operating activities in the Company’s consolidated statements of cash flows; whereas cash interest payments for the debt portion of the hybrid instruments were classified as financing activities. The amended October 2021 Agreements and February 2025 Agreements are designated as cash flow hedges and recorded at fair value on the Company’s consolidated balance sheets with changes in fair value included in AOCI as a component of equity and reclassified into interest expense in the same periods during which the hedge transactions affect earnings.

The Company performs assessments of effectiveness for its cash flow hedges on a quarterly basis to confirm that the hedges continue to meet the highly effective criteria required to continue applying cash flow hedge accounting. During the years ended December 31, 2025, 2024 and 2023, these hedges were highly effective. Accordingly, no unrealized gain or loss related to these hedges was reflected in the accompanying consolidated income statements, and the change in fair value was included in AOCI as a component of equity. Realized gains and losses during the periods have been reclassified from AOCI to interest expense.

The following table presents the effects of derivatives in cash flow hedging relationships on the Company’s AOCI and earnings (in thousands):

		Years Ended December 31,
	Classification	2025	2024	2023
Unrealized (loss) income recognized	AOCI	$(7,296)	$7,070	$5,416
Reclassification from AOCI into earnings	Interest expense, net	(10,765)	(19,010)	(16,203)
Net change in AOCI		$(18,061)	$(11,940)	$(10,787)

In the 12 months following December 31, 2025, the Company estimates that an additional $1.1 million will be reclassified as a reduction to interest expense.

As of December 31, 2025 and 2024, the fair value of the Company’s interest rate swap agreements reflected a net liability balance of $4.9 million and a net asset balance of $13.2 million, respectively. The following table presents the fair value of the Company’s interest rate swap agreements as recorded in the consolidated balance sheets (in thousands):

Classification	December 31, 2025	December 31, 2024
Assets:
Other current assets	$2,891	$9,914
Other assets	—	3,264
Total interest rate swap assets	2,891	13,178
Liabilities:
Other accrued expenses and liabilities	1,750	—
Other long-term liabilities	6,024	—
Total interest rate swap liabilities	7,774	—
Fair value of interest rate swap agreements	$(4,883)	$13,178

8. Income Taxes

Significant components of the Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Patient accounts receivable, net	$8,702	$19,430
Accrued liabilities	976	5,253
Deferred compensation	20,196	17,751
Self-insurance reserves	35,137	31,252
Financing costs	10,521	16,082
Lease liability	283,704	278,369
Other	4,699	4,697
Federal tax credits	163	89
Federal net operating loss carryforward	3,150	2,369
State net operating loss carryforward	8,380	8,560
Change in value of derivatives	1,274	—
Total deferred tax assets	376,902	383,852
Deferred tax liabilities:
Prepaid expenses	(6,856)	(7,971)
Right of use assets	(283,704)	(278,369)
Depreciation and amortization	(73,371)	(61,423)
Partnership basis differences	(33,061)	(13,897)
Change in value of derivatives	—	(3,440)
Total deferred tax liabilities	(396,992)	(365,100)
Valuation allowance for deferred tax assets	(6,468)	(6,431)
Net deferred tax (liabilities) assets	$(26,558)	$12,321

At December 31, 2025 and 2024, the Company had federal net operating loss carryforwards for income tax purposes totaling $15.0 million and $11.3 million, respectively. Federal net operating losses totaling $5.1 million expire between 2034 and 2037. Federal net operating losses totaling $9.9 million generated in years beginning after December 31, 2017 may be carried forward indefinitely. Certain amounts of the federal net operating losses are subject to limitations on use. The Company expects $5.0 million of the carryforwards to expire unused and has recorded a valuation allowance for those amounts. At December 31, 2025 and 2024, the Company had no capital loss carryforwards. At December 31, 2025 and 2024, the Company had state net operating loss carryforwards of $204.4 million and $210.1 million, respectively. State net operating losses of $111.5 million expire between 2037 and 2045, and state net operating losses of $92.9 million may be carried forward indefinitely.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the positive and negative evidence from all sources, including net operating loss carryback opportunities, historical operating results, prudent and feasible tax planning strategies and projections of future taxable income. Based on the analysis of positive and negative evidence, the Company recorded a valuation allowance of $6.5 million and $6.4 million at December 31, 2025 and 2024, respectively, for the uncertainty regarding the ability to utilize certain deferred tax assets.

With respect to the change in valuation allowances, the Company recognized no federal tax expense or benefits during the years ended December 31, 2025 and 2024, and the Company recognized state tax expense of $0.1 million during each of the years ended December 31, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into federal law. The Company evaluated the income tax effects of OBBBA in accordance with ASC 740 and recorded the impact in the period of enactment. The provisions of OBBBA expected to have the most significance to the Company relate to amendments to the limitation of the deductibility of business interest under Internal Revenue Code §163(j) and modifications to bonus depreciation rules.

The OBBBA modifies §163(j) by changing the formula to calculate adjusted taxable income (“ATI”) to add back tax depreciation and amortization expense. As a result of this change, the Company expects an increase in the amount of deductible business interest expense beginning in 2025.

The OBBBA modifies the bonus depreciation rules by reinstating 100% bonus depreciation for qualified property placed in service after January 19, 2025 and making changes to eligible asset classes. As a result of this change, the Company expects an increase in the amount of tax depreciation expense beginning in 2025.

The Company's effective tax rate is not impacted by the OBBBA changes. The Company's inventory of deferred tax assets and liabilities has been adjusted to reflect the impact of the OBBBA on future tax years.

The Company has considered the impact of the OBBBA on the realizability of deferred tax assets and determined that no valuation allowance was required as of December 31, 2025. The OBBBA did not have a material impact on the Company's unrecognized tax benefits.

Significant components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$6,097	$30,560	$11,190
State	6,532	9,511	6,693
Total current	12,629	40,071	17,883
Deferred:
Federal	36,735	21,965	5,814
State	6,859	1,316	(1,060)
Total deferred	43,594	23,281	4,754
Total provision	$56,223	$63,352	$22,637

The Company’s consolidated effective tax rate from continuing operations differed from the amounts computed using the federal statutory rate as set forth below (dollar amounts in thousands):

	Years Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at federal statutory rate	$60,135	21.0%	$76,243	21.0%	$31,839	21.0%
State taxes, net of federal benefits (a)	12,191	4.3	9,758	2.7	4,217	2.8
Non-taxable or non-deductible items
Permanent differences	899	0.3	1,621	0.4	1,707	1.1
Executive and equity-based compensation limitations	4,676	1.6	3,545	1.0	190	0.1
Noncontrolling interests	(19,761)	(6.9)	(18,099)	(5.0)	(15,171)	(10.0)
Change in valuation allowance	—	—	—	—	—	—
Change in unrecognized tax benefit	—	—	(9,210)	(2.5)	664	0.5
Tax credits	(382)	(0.1)	(464)	(0.1)	(1,001)	(0.7)
Other, net	(1,535)	(0.5)	(42)	—	192	0.1
	$56,223	19.7%	$63,352	17.5%	$22,637	14.9%

(a)	State taxes in Oklahoma and Texas for 2025, Texas and New Mexico for 2024 and Texas for 2023 made up the majority (greater than 50%) of the tax effect in this category.

The Company paid the following income taxes (net of refunds) during the periods presented, which are disaggregated by federal and significant state jurisdictions (in thousands):

	Years Ended December 31,
	2025	2024	2023
Federal	$23,999	$32,600	$14,000
State
Texas	5,481	4,605	4,900
New Mexico	3,030	2,130	—
New Jersey	2,080	—	—
Other	1,920	2,268	533
Total	$36,510	$41,603	$19,433

The Company follows the provisions of ASC 740, Income Taxes, regarding unrecognized tax benefits. At December 31, 2025, the Company had no liability for unrecognized tax benefits and no accrued interest expense. During the year ended December 31, 2024, the Company released its liability for unrecognized tax benefits, as well as the accrued interest expense related to the unrecognized tax benefits, due to the expiration of its statute of limitations.

As of December 31, 2025, the Company has no ongoing or pending federal examinations for prior years and has an ongoing examination by the State of Idaho for the 2023 tax year. Based on available information as of the reporting date, management does not expect the resolution of this examination to have a material impact on the Company's consolidated financial statements. The Company has outstanding federal income tax refund claims for the 2016 and 2018 tax years. Since the total amount of the refund claims is equal to $10.0 million, which was classified within other current assets on the Company's consolidated balance sheet at December 31, 2025 and 2024, the refund claims are subject to ongoing Joint Committee on Taxation reviews. As of December 31, 2025 and 2024, the Company has accrued $2.1 million and $0.8 million of interest income related to the refund claim respectively, which has been included as part of the Company's income tax expense. The Company's tax years from 2022 through 2025 remain open to examination by federal and state taxing authorities.

9. Equity

Prior to the Corporate Conversion, the Company issued membership units that represented limited liability company interest in the entity and granted unit-based equity incentive awards to members of management as incentive compensation. As discussed in Note 1, as a result of the Corporate Conversion, the outstanding limited liability company membership units and vested incentive awards were converted into shares of common stock while the unvested incentive awards were converted into shares of unvested restricted common stock in the form of RSAs. The Company now issues shares of common stock under its certificate of incorporation and grants share-based equity awards under its 2024 Omnibus Incentive Award Plan (the “Equity Plan”), which provides for the issuance of up to 15,750,000 shares of common stock. At December 31, 2025, there were 8,241,657 shares of common stock available for future grants under the Equity Plan.

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

•The unvested Class C-1 units that did not convert into any common shares or unvested RSAs, which were subsequently cancelled and replaced with new awards, were considered modifications for accounting purposes since the Company issued a concurrent grant of RSUs upon cancellation. In addition to the original grant-date fair value, the Company is recognizing incremental fair value from the cancellation date through the end of the requisite service period.

•The unvested Class C-2 units that converted into unvested RSAs were considered modifications for accounting purposes because the performance-related vesting conditions were removed. The Company is recognizing the fair value of the modified award as of the modification date prospectively through the end of the requisite service period.

There were no other significant modifications to awards during the years ended December 31, 2025, 2024 and 2023.

Capital Stock and Equity-Based Compensation

As described in Note 1, Description of the Business and Basis of Presentation—Initial Public Offering and Corporate Conversion, the Company completed the Corporate Conversion, whereby all outstanding limited liability company membership units were converted into shares of common stock. The Company's certificate of incorporation authorizes the Company to issue 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a $0.01 par value per share. Shares of preferred stock, none of which were outstanding as of December 31, 2025, may be issued in one or more class or series having such rights, voting powers, preferences and other provisions as determined by the Company's Board of Directors without approval by the holders of common stock.

In conjunction with the IPO, the Company’s Equity Plan became effective. Eligible award recipients under the Equity Plan include the Company's directors, employees and consultants. The Equity Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“incentive stock options”) and stock options which do not so qualify (“non-qualified stock options”), stock appreciation rights, RSAs, RSUs, PRSUs and other share awards. As of December 31, 2025, the Company had only RSAs, RSUs and PRSUs outstanding under the Equity Plan. Generally, service-based awards vest in three substantially equal one-third increments on each of the first three anniversaries of the grant date, predicated on the holder's continued employment or service. Performance-based awards vest according to the achievement of certain Company-wide profitability metrics in addition to a service-based vesting component, which is generally three years of continued employment, with certain performance-based awards vesting according to a TSR modifier.

For performance-based awards, a target number of awards are granted representing the Company's target level of performance. The number of shares earned may be higher or lower than the shares granted depending on the Company's level of achievement, which can range from 0% to 200% of target, and, for certain awards, depending on the Company's TSR relative to a peer group. Performance goals are measured cumulatively over a one-year or two-year performance period. If the applicable target performance goal is met at the end of the performance period, then the award subject to such performance goal will vest in full at the applicable percentage specified in the award agreement once the holder completes the remaining required service. Awards issued to Company directors contain only service-based vesting requirements and vest in full on the first anniversary of the grant date, predicated on their continued service as a board member.

A summary of all RSU and PRSU activity for the period July 17, 2024 to December 31, 2024 and the year ended December 31, 2025 is as follows:

	RSUs	PRSUs	Total RSUs and PRSUs	Weighted Average Grant Date Fair Value
Outstanding, July 17, 2024	—	—	—	$—
Granted	1,425,541	1,105,632	2,531,173	16.56
Vested	(32,227)	—	(32,227)	17.02
Forfeited	(16,800)	(41,870)	(58,670)	16.00
Outstanding, December 31, 2024	1,376,514	1,063,762	2,440,276	16.56
Granted	1,332,208	1,493,679	2,825,887	13.39
Vested	(659,466)	—	(659,466)	16.54
Forfeited	(221,123)	(335,808)	(556,931)	14.58
Outstanding, December 31, 2025	1,828,133	2,221,633	4,049,766	$14.61

A summary of all RSA activity for the period July 17, 2024 to December 31, 2024 and the year ended December 31, 2025 is as follows:

	RSAs	Weighted Average Grant Date Fair Value
Outstanding, July 17, 2024	2,848,027	$15.78
Granted	—	—
Vested	(14,464)	5.41
Forfeited	(39,537)	15.43
Outstanding, December 31, 2024	2,794,026	15.84
Granted	—	—
Vested	(939,366)	15.50
Forfeited	(46,390)	15.32
Outstanding, December 31, 2025	1,808,270	$15.72

The Company recognized equity-based compensation expense of $39.3 million and $17.3 million during the year ended December 31, 2025 and the period from July 17, 2024 to December 31, 2024, respectively, related to these awards, which is included in salaries and benefits within the income statements. The compensation expense recorded represents the estimated grant date fair value of the portion of RSUs, PRSUs and RSAs that vested during the respective period. The total fair value of RSUs and RSAs that vested during the year ended December 31, 2025 and the period from July 17, 2024 to December 31, 2024 was $19.7 million and $0.6 million, respectively.

Unrecognized equity-based compensation expense associated with unvested service-based awards, which consisted of RSAs and RSUs, as of December 31, 2025 was $38.4 million. Unrecognized equity-based compensation expense associated with unvested performance-based awards, which consisted of PRSUs, as of December 31, 2025 was $17.6 million. The weighted-average remaining recognition period for service-based awards and performance-based awards, respectively, was approximately 1.7 and 1.8 years as of December 31, 2025.

Member Units and Equity-Based Compensation

The Company’s original operating agreement dated July 3, 2015, (the “Original Operating Agreement”), and the Company’s amended operating agreement dated June 21, 2017, (the “Amended Operating Agreement”), provided for various levels of membership. Pursuant to both the Original Operating Agreement and Amended Operating Agreement, the capital interests were transferable; however, transfers were subject to obtaining the prior written consent of the Company, with certain exceptions for transfers to affiliated parties. An investor's capital interest was comprised of Class A and B units. The Class A units entitled the holder to receive an amount up to their investment amount in the event of a distribution, and the Class B units entitled the holder to the amount of appreciation in Ardent Health Partners, LLC. Members’ liability was limited to the capital account balance. The members’ units did not entitle their holders to any conversion rights or redemption rights.

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

Period from January 1, 2024 to July 16, 2024 and Year ended December 31, 2023
Expected volatility (1)	60.0%
Risk-free interest rate (2)	2.3%
Dividend yield	—%
Average expected term (years) (3)	2.5

(1)	Expected volatility is based on a group of industry peers with sufficient history.
(2)	The risk-free interest rate is the approximate yield on United States Treasury Strips having a life equal to the average expected term.
(3)	The average expected term is an estimate of the number of years until a liquidity event.

A summary of all Class C unit activity for the period from January 1, 2024 to July 16, 2024 and the year ended December 31, 2023 is as follows:

	Unvested Time-Based C Units	Unvested Performance-Based C Units	Total Unvested C Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	3,867,082	15,428,223	19,295,305	$0.33
Granted	4,069,646	—	4,069,646	0.82
Vested	(2,196,284)	—	(2,196,284)	0.41
Forfeited	(624,266)	(2,292,063)	(2,916,329)	0.38
Outstanding, December 31, 2023	5,116,178	13,136,160	18,252,338	0.41
Granted	95,247	53,300	148,547	0.82
Vested	(1,759,698)	—	(1,759,698)	0.51
Forfeited	(425,066)	(504,455)	(929,521)	0.52
Outstanding, July 16, 2024	3,026,661	12,685,005	15,711,666	$0.40

The Company recognized equity-based compensation expense of $0.7 million and $0.9 million during the period from January 1, 2024 to July 16, 2024 and the year ended December 31, 2023, respectively, related to these units, which is included in salaries and benefits within the income statements. The compensation expense recorded represents the estimated grant date fair value of the portion of Time Vesting Incentive Units that vested during the respective period.

10. Other Accrued Expenses and Liabilities

A summary of other accrued expenses and liabilities is as follows (in thousands):

	Years Ended December 31,
	2025	2024
Self-insured liabilities - current portion	$69,757	$44,655
Third-party settlements payable	28,896	27,261
Current operating lease liabilities	53,499	46,381
Accrued interest	9,072	8,882
Accrued property taxes	15,007	15,198
Other	92,673	97,447
	$268,904	$239,824

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

Professional and General Liability

The Company maintains claims-made professional liability insurance coverage and occurrence-based general liability insurance coverage with independent third party carriers. These third party policies covered claims totaling up to $100.0 million, per occurrence and in the aggregate, subject, in most cases, to a $7.5 million self-insured retention per occurrence during the years ended December 31, 2025, 2024 and 2023.

At December 31, 2025 and 2024, the Company’s professional and general liability accrual for asserted and unasserted claims was $284.6 million and $240.0 million, respectively, of which $224.1 million and $206.0 million, respectively, were included in self-insured liabilities and $60.5 million and $34.0 million, respectively, were included in other accrued expenses and liabilities on the consolidated balance sheets. The Company estimates receivables for the portion of professional and general liability accrual that is recoverable under the Company’s insurance policies. Such receivables were $103.5 million and $72.8 million at December 31, 2025 and 2024, respectively, of which $53.7 million and $62.5 million, respectively, was included in other assets and $49.8 million and $10.3 million, respectively, was included in other current assets. The total costs for professional and general liability losses are based on the Company’s premiums and retention costs, and were $131.3 million, $63.0 million, and $55.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. In connection with the Company’s periodic review of its professional liability accrual, with input from its third-party actuary, management considered the increasingly hostile medical malpractice environment, recent increases in settlement payments, and individual accruals for unresolved prior period claims and recorded losses of $51.3 million related to the emergence of adverse prior period claim developments, particularly with respect to the Company’s New Mexico market, combined with increased social inflationary pressures. The loss was primarily attributable to recent settlements and ongoing litigation arising from a single provider who was employed between 2019 and 2022. Management considers the impact of recent claim developments, actuarial inputs, advice of legal counsel, and other information pertinent to the matter to accrue an estimate for contingent liabilities when losses are both probable and reasonably estimable.

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

At December 31, 2025 and 2024, the Company’s workers’ compensation liability accrual for asserted and unasserted claims was $25.7 million and $31.8 million, respectively, of which $16.4 million and $21.1 million, respectively, was included in self-insured liabilities and $9.3 and $10.7, respectively, was included in other accrued expenses and liabilities on the consolidated balance sheets. The Company estimates receivables for the portion of workers’ compensation liability accrual that is recoverable under the Company’s insurance policies. Such receivables were $12.9 million and $12.3 million at December 31, 2025 and 2024, respectively, of which $8.2 million and $8.2 million, respectively, was included in other assets and $4.7 million and $4.1 million, respectively, was included in other current assets. The total costs for workers’ compensation liability losses are based on the Company’s premiums and retention costs, and were a benefit of $0.2 million, an expense of $8.0 million, and an expense of $6.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

12. Employee Benefit Plans

Defined Contribution Plan

The Company maintains defined contribution retirement plans that cover its eligible employees. The Company incurred total costs related to the retirement plans of $51.6 million, $50.5 million, and $43.8 million during the years ended December 31, 2025, 2024, and 2023, respectively.

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

The total costs of employee health coverage were $194.6 million, $183.8 million, and $162.9 million during the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025 and 2024, the Company had a liability of $25.4 million and $27.7 million, respectively, for its medical and dental plans included in accrued salaries and benefits on the accompanying consolidated balance sheets.

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

The Company records accruals for such contingencies to the extent that the Company concludes it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the Company is party to any proceeding that, either individually or in the aggregate, is probable or reasonably possible of having a material, adverse effect on its results of operations, financial position, or liquidity, the Company discloses a summary of such contingencies including the amount or range of reasonably possible losses in excess of recorded amounts or that management is unable to reasonably estimate the amount or range of possible losses. Apart from ongoing litigation related to the Company's professional liability claims described in Note 11, Self-Insured Liabilities, and ongoing securities litigation and derivative action described below, management does not believe that the Company is party to any proceeding that, either individually or in the aggregate, could have a material adverse effect on its business, financial condition, results of operations or liquidity. However, in light of the inherent uncertainties involved, it is possible that the settlement of unresolved claims could have a material adverse impact on the Company's future results of operations, financial position, or liquidity.

Securities Litigation

On January 7, 2026, a purported stockholder filed a putative securities class action against the Company and certain current officers in the lawsuit styled Postiwala v. Ardent Health, Inc., et al., Case No. 3:26-cv-00022, which is pending in the United States District Court for the Middle District of Tennessee, Nashville Division. The complaint is brought on behalf of a putative class consisting of all persons (other than defendants) who purchased Company securities between July 18, 2024 and November 12, 2025, and alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder based on allegedly false and misleading statements and omissions. Specifically, the complaint alleges that the Company incorrectly accounted for and reported on certain accounts receivable and certain insurance reserves during 2024 and 2025 which caused its stock price to be inflated. The complaint seeks unspecified monetary damages, recovery of fees and costs, and other relief that the court may find appropriate.

The Company intends to vigorously defend the claims made; however, currently no assessment can be made as to the likely outcome. At this time, the Company is not able to reasonably estimate the amount or range of the ultimate liability, if any, in connection with this case.

Derivative Action

On February 26, 2026, a shareholder derivative action styled Thompson v Sotir, et al, Case No 3:26-cv-00219 was filed in the United States District Court for Middle District of Tennessee, Nashville Division, against certain current officers and directors. The Company is named as a nominal defendant only. The factual basis of the complaint is largely the same as in the Postiwala case mentioned above but includes some additional allegations. The complaint alleges breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of Section 14(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified monetary damages, restitution, the adoption of certain governance reforms, recovery of fees and costs, and other relief that the court may find appropriate.

The Company intends to vigorously defend the claims made; however, currently no assessment can be made as to the likely outcome. At this time, the Company is not able to reasonably estimate the amount or range of the ultimate liability, if any, in connection with this case.

Cybersecurity Incident Litigation

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

As a result of the Cybersecurity Incident, three putative class actions were filed against the Company in the U.S. District Court for the Middle District of Tennessee: Burke v. AHS Medical Holdings LLC, No. 3:23-cv-01308; Redd v. AHS Medical Holdings, LLC, No. 3:23-cv-01342; and Epperson v. AHS Management Company, Inc., No. 3:24-cv-00396. These cases were consolidated by the District Court on April 24, 2024, under the caption Hodge v. AHS Management Company, Inc., No. 3:23-cv-01308 (M.D. Tenn.). The complaint for the consolidated class action, filed on behalf of approximately 38,000 individuals who alleged their personal information and protected health information were affected by the Cybersecurity Incident, generally asserted state common law claims of negligence, breach of implied contract, unjust enrichment, breach of fiduciary duty, and invasion of privacy with respect to how the Company managed sensitive data. On October 4, 2024, the Company executed a settlement agreement to resolve the consolidated class action litigation. On October 9, 2024, the District Court preliminarily approved the settlement. Plaintiffs filed a Motion for Final Approval of the Settlement (“Motion for Final Approval”), which the Company did not oppose. Following a hearing on the Motion for Final Approval that was conducted on August 1, 2025, the Court ordered class counsel, the settlement administrator and the Company to implement the agreed upon settlement of the consolidated case. Pursuant to the settlement, the Company made settlement payments, the total of which did not have a material impact on the Company’s results of operations, financial position or liquidity, during the year ended December 31, 2025. Upon entry of the Final Order, the clerk was ordered to close the case.

The Company received $21.5 million and $21.4 million of business insurance recovery proceeds related to the Cybersecurity Incident during the years ended December 31, 2025 and 2024, all of which was included in other non-operating gains on the Company's consolidated income statements.

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

Letters of Credit

Outstanding letters of credit are required principally by certain insurers and states to collateralize the Company’s workers’ compensation programs and self-insured retentions associated with its professional and general liability insurance programs. As of December 31, 2025 and 2024, the Company maintained outstanding letters of credit of approximately $30.4 million and $37.0 million, respectively.

14. Segments

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

The CODM's assessment of segment performance and allocation of segment resources is based on consolidated net income attributable to Ardent Health, Inc. The CODM uses this consolidated profitability measure to monitor budget versus actual results, compare Company profitability period-over-period and make capital investment decisions.

The following table presents the composition of consolidated net income attributable to Ardent Health, Inc. for the healthcare services segment, including significant expenses that are regularly provided to and reviewed by the CODM (in thousands):

	Years Ended December 31,
	2025	2024	2023
Total revenue	$6,324,339	$5,966,072	$5,409,483
Less:
Employee salaries and benefits	2,566,366	2,432,567	2,253,706
Contract labor	91,334	102,189	130,356
Supplies	1,082,908	1,033,122	993,405
Medical professional fees	455,348	399,303	350,799
Contract services	737,297	697,816	629,471
Other segment items (1)	1,255,275	1,090,732	997,842
Net income attributable to Ardent Health, Inc.	$135,811	$210,343	$53,904

(1)
Other segment items included in net income attributable to Ardent Health, Inc. for each of the periods presented primarily consists of rent expense, interest expense, depreciation and amortization, income tax expense, other operating expenses, government stimulus income, loss on extinguishment and modification of debt, other non-operating gains, and net income attributable to noncontrolling interests.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The accounting policies for the segment are consistent with the consolidated accounting policies provided in Note 2.

As of December 31, 2025 and 2024, all of the Company’s long-lived assets were located in the United States, and for the years ended December 31, 2025, 2024, and 2023, all revenue was earned in the United States.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Years Ended December 31,
	2025	2024	2023
Basic:
Net income attributable to common stockholders	$135,811	$210,343	$53,904
Weighted-average number of common shares	140,760,736	132,439,695	126,115,301
Net income per common share	$0.96	$1.59	$0.43
Diluted:
Net income attributable to common stockholders	$135,811	$210,343	$53,904
Weighted-average number of common shares	141,450,309	132,744,577	126,115,301
Net income per common share	$0.96	$1.58	$0.43

The following table sets forth the components of the denominator for the computation of basic and diluted net income per share for net income attributable to Ardent Health, Inc. stockholders:

	Years Ended December 31,
	2025	2024	2023
Weighted-average number of common shares - basic	140,760,736	132,439,695	126,115,301
Effect of dilutive securities(1)	689,573	304,882	—
Weighted-average number of common shares - diluted	141,450,309	132,744,577	126,115,301

(1)
The effect of dilutive securities does not reflect weighted-average potential common shares from restricted stock and restricted stock units of 1,531,526 and 183,566 for the years ended December 31, 2025 and 2024, respectively, because their effect was antidilutive as calculated under the treasury stock method.