Form 10-Q
period 2026-03-31
Ardent Health, Inc.
filed 2026-05-06
CIK 1756655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, the Registrant had 143,350,031 shares of common stock outstanding.

i

 ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Total revenue	$1,601,870	$1,497,234
Expenses:
Salaries and benefits	661,431	657,652
Professional fees	317,070	280,857
Supplies	268,553	258,855
Rents and leases	27,081	27,761
Rents and leases, related party	38,686	38,050
Other operating expenses	165,151	130,767
Interest expense	12,211	14,176
Depreciation and amortization	42,986	36,201
Other non-operating gains	(5,890)	(21,283)
Total operating expenses	1,527,279	1,423,036
Income before income taxes	74,591	74,198
Income tax expense	16,103	15,233
Net income	58,488	58,965
Net income attributable to noncontrolling interests	18,638	17,582
Net income attributable to Ardent Health, Inc.	$39,850	$41,383

Net income per share:
Basic	$0.28	$0.30
Diluted	$0.28	$0.29
Weighted-average common shares outstanding:
Basic	141,266,013	140,062,284
Diluted	141,775,040	140,704,075
The accompanying notes are an integral part of these condensed consolidated financial statements.

 ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
Unaudited
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$58,488	$58,965
Other comprehensive income (loss)
Change in fair value of interest rate swaps	1,575	(7,861)
Other comprehensive income (loss) before income taxes	1,575	(7,861)
Income tax expense (benefit) related to other comprehensive income (loss) items	411	(2,052)
Other comprehensive income (loss), net of income taxes	1,164	(5,809)
Comprehensive income	59,652	53,156
Comprehensive income attributable to noncontrolling interests	18,638	17,582
Comprehensive income attributable to Ardent Health, Inc.	$41,014	$35,574
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in thousands, except per share amounts)

	March 31, 2026 (1)	December 31, 2025 (1)
Assets
Current assets:
Cash and cash equivalents	$609,692	$709,601
Accounts receivable	685,988	686,102
Inventories	119,838	118,593
Prepaid expenses	166,489	112,646
Other current assets	438,137	431,882
Total current assets	2,020,144	2,058,824
Property and equipment, net	922,806	935,769
Operating lease right of use assets	307,388	292,651
Operating lease right of use assets, related party	911,970	915,599
Goodwill	879,262	879,451
Other intangible assets	88,336	89,335
Deferred income taxes	6,646	6,888
Other assets	116,273	111,691
Total assets	$5,252,825	$5,290,208

Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$37,635	$23,444
Accounts payable	419,723	457,936
Accrued salaries and benefits	230,670	296,260
Other accrued expenses and liabilities	263,456	268,904
Total current liabilities	951,484	1,046,544
Long-term debt, less current installments	1,072,765	1,075,782
Long-term operating lease liability	274,680	260,600
Long-term operating lease liability, related party	900,643	904,632
Self-insured liabilities	255,987	241,050
Other long-term liabilities	66,049	76,636
Total liabilities	3,521,608	3,605,244
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interests	(3,763)	(1,250)
Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 143,133,825 and 142,864,171 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,431	1,429
Additional paid-in capital	796,385	788,472
Accumulated other comprehensive loss	(2,446)	(3,610)
Retained earnings	541,457	501,607
Equity attributable to Ardent Health, Inc.	1,336,827	1,287,898
Noncontrolling interests	398,153	398,316
Total equity	1,734,980	1,686,214
Total liabilities and equity	$5,252,825	$5,290,208
(1)  As of March 31, 2026 and December 31, 2025, the unaudited condensed consolidated balance sheets included total liabilities of consolidated variable interest entities of
$341.8 million and $335.1 million, respectively. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$58,488	$58,965
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	42,986	36,201
Other non-operating (gains) losses	(1,886)	217
Amortization of deferred financing costs and debt discounts	811	1,237
Deferred income taxes	(429)	(1,940)
Equity-based compensation	8,929	9,263
Income from non-consolidated affiliates	(8,989)	(1,229)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	32	(30,717)
Inventories	(1,245)	(5,192)
Prepaid expenses and other current assets	(79,130)	36,049
Accounts payable and other accrued expenses and liabilities	(14,199)	(46,695)
Accrued salaries and benefits	(65,590)	(80,946)
Net cash used in operating activities	(60,222)	(24,787)
Cash flows from investing activities:
Purchases of property and equipment	(28,088)	(22,908)
Other	187	(214)
Net cash used in investing activities	(27,901)	(23,122)
Cash flows from financing activities:
Proceeds from insurance financing arrangements	17,033	10,959
Payments of principal on insurance financing arrangements	(2,848)	(3,104)
Payments of principal on long-term debt	(3,643)	(1,387)
Distributions to noncontrolling interests	(21,314)	(19,239)
Other	(1,014)	(1,061)
Net cash used in financing activities	(11,786)	(13,832)
Net decrease in cash and cash equivalents	(99,909)	(61,741)
Cash and cash equivalents at beginning of period	709,601	556,785
Cash and cash equivalents at end of period	$609,692	$495,044

Supplemental Cash Flow Information:
Non-cash purchases of property and equipment	$936	$6,662
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(Dollars in thousands)

		Equity Attributable to Ardent Health, Inc.					Non- controlling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings
		Shares	Amount
Balance at December 31, 2024	$1,158	142,747,818	$1,428	$754,415	$9,737	$365,796	$389,823	$1,521,199
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	41,383	—	41,383
Net income attributable to noncontrolling interests	—	—	—	—	—	—	18,932	18,932
Net loss attributable to redeemable noncontrolling interests	(1,350)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(5,809)	—	—	(5,809)
Distributions to noncontrolling interests	—	—	—	—	—	—	(19,239)	(19,239)
Vesting of restricted stock unit awards	—	289,946	2	(1,063)	—	—	—	(1,061)
Equity-based compensation	—	—	—	9,263	—	—	—	9,263
Balance at March 31, 2025	$(192)	143,037,764	$1,430	$762,615	$3,928	$407,179	$389,516	$1,564,668

		Equity Attributable to Ardent Health, Inc.					Non- controlling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
		Shares	Amount
Balance at December 31, 2025	$(1,250)	142,864,171	$1,429	$788,472	$(3,610)	$501,607	$398,316	$1,686,214
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	39,850	—	39,850
Net income attributable to noncontrolling interests	—	—	—	—	—	—	21,151	21,151
Net loss attributable to redeemable noncontrolling interests	(2,513)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,164	—	—	1,164
Distributions to noncontrolling interests	—	—	—	—	—	—	(21,314)	(21,314)
Vesting of restricted stock unit awards	—	275,928	2	(1,016)	—	—	—	(1,014)
Forfeiture of restricted stock awards	—	(6,274)	—	—	—	—	—	—
Equity-based compensation	—	—	—	8,929	—	—	—	8,929
Balance at March 31, 2026	$(3,763)	143,133,825	$1,431	$796,385	$(2,446)	$541,457	$398,153	$1,734,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
changed its name to Ardent Health, Inc. Ardent Health, Inc. is a holding company that has affiliates that operate acute care hospitals and other healthcare facilities and employ physicians. The terms "Ardent," the "Company," "we," "our" and "us," as used in these notes to the unaudited condensed consolidated financial statements, refer to Ardent Health, Inc. and its affiliates and on or prior to July 16, 2024, Ardent Health Partners, LLC and its affiliates, unless stated otherwise or indicated by context. The term "affiliates" includes direct and indirect subsidiaries of Ardent and partnerships and joint ventures in which such subsidiaries are equity owners. At March 31, 2026, the Company operated 30 acute care hospitals in six states, including one managed hospital, two rehabilitation hospitals and two surgical hospitals.
Basis of Presentation
The financial statements include the unaudited condensed consolidated balance sheets, income statements, comprehensive income statements, statements of cash flows and statements of changes in equity of the Company and its affiliates, which are controlled by the Company through the Company's direct or indirect ownership of a majority equity interest and rights granted to the Company through certain variable interests. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S.
generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and disclosures normally included in annual financial statements presented in accordance with GAAP have been omitted in these interim financial statements pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual
Report").
General and Administrative Costs
The majority of the Company's expenses are "cost of revenue" items. Costs that could be classified as general and administrative by the Company include its corporate office costs and centralized corporate services, such as human resources, information technology, and finance, which were $48.6 million and $34.9 million for the three months ended March 31, 2026 and 2025, respectively.
2.  Summary of Significant Accounting Policies
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU")
2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires the disclosure of certain disaggregated expenses within the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Adoption of
ASU 2024-03 can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this standard or retrospectively to any or all prior periods presented in the consolidated financial statements.
Early adoption is also permitted. The Company is currently evaluating the standard to determine its impact on the Company’s disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350):
Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which modernizes the current internal-use software accounting guidance by removing all references to software project development stages. Under ASU
2025-06, an entity begins capitalizing software costs when (i) management has implicitly or explicitly authorized and committed to funding a computer software project and (ii) it is probable the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the standard to determine its impact on the
Company's disclosures.
Variable Interest Entities
Variable interest entities ("VIEs") must be consolidated if an entity’s interest in the VIE is a controlling financial interest.
Under the variable interest model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses, or the right to receive the benefits, from the VIE that could potentially be significant to the
VIE.
The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company's involvement with a VIE could cause the Company’s consolidation conclusion to change. The consolidation status of the VIEs with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively.
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
The LLCs are VIEs due to their structure as LLCs and the control that resides with the Company through the MSA. The
Company consolidates each of these LLCs as it is considered the primary beneficiary due to the MSA providing the
Company the right to direct the day-to-day operating and capital activities of the LLC and the respective hospital(s) that most significantly impact the LLC’s economic performance. Additionally, the Company would absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both, as a result of its majority ownership, contractual or other financial interests in the entity. The MSAs are subject to termination only by mutual agreement of the
Company and minority member, except in the case of gross negligence, fraud or bankruptcy of the Company, in which case the minority member can force termination of the MSA.
All of the Company's VIEs meet the definition of a business, and the Company holds a majority of their issued voting equity interests. Their assets are not required to be used only for the settlement of VIE obligations as the Company has the ability to direct the use of the VIE assets through its joint venture and cash management agreements.
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

As of March 31, 2026 and December 31, 2025, nine of the Company's hospitals were owned and operated through LLCs that have been determined to be VIEs and were consolidated by the Company. Consolidated assets at March 31, 2026 and
December 31, 2025 included total assets of VIEs equal to $1.3 billion. The Company's VIEs do not have creditors that have recourse to the Company. As the structure and nature of business are very similar for each of the LLCs, they are discussed and presented herein on a combined basis.

The total liabilities of VIEs included in the Company's unaudited condensed consolidated balance sheets are shown below (in thousands):

	March 31, 2026	December 31, 2025
Current liabilities:
Current installments of long-term debt	$3,648	$3,635
Accounts payable	102,325	102,482
Accrued salaries and benefits	32,960	36,900
Other accrued expenses and liabilities	82,194	67,419
Total current liabilities	221,127	210,436
Long-term debt, less current installments	8,812	9,734
Long-term operating lease liability	98,273	101,153
Long-term operating lease liability, related party	9,283	9,313
Self-insured liabilities	677	677
Other long-term liabilities	3,604	3,826
Total liabilities	$341,776	$335,139
Income from operations before income taxes attributable to VIEs was $62.9 million and $62.6 million for the three months ended March 31, 2026 and 2025, respectively.
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
Revenue Recognition
Overview
The Company's revenue generally relates to contracts with patients in which its performance obligations are to provide healthcare services to the patients. Revenue is recorded during the period the Company's obligations to provide healthcare services are satisfied. Revenue for performance obligations satisfied over time is recognized based on charges incurred in relation to total expected charges. The Company's performance obligations for inpatient services are generally satisfied over periods that average approximately five days. The Company's performance obligations for outpatient services are generally satisfied over a period of less than one day. As the Company's performance obligations relate to contracts with a duration of one year or less, the Company elected the optional exemption and, therefore, is not required to disclose the transaction price for the remaining performance obligations at the end of the reporting period or when the Company expects to recognize revenue. Additionally, the Company is not required to adjust the consideration for the existence of a significant financing component when the period between the transfer of the services and the payment for such services is one year or less.
Contractual Adjustments, Discounts and Cost Report Settlements
Contractual relationships with patients, in most cases, involve a third party payor (Medicare, Medicaid and managed care health plans), and the transaction prices for services provided are dependent upon the terms provided by (Medicare and
Medicaid) or negotiated with (managed care health plans) the third party payors. The payment arrangements with third party payors for the services provided to the related patients typically specify payments at amounts less than the Company's standard charges.
The Company's revenue is based upon the estimated amounts the Company expects to be entitled to receive from patients and third party payors. Estimates of contractual adjustments under managed care insurance plans are based upon the contractual payment terms specified in the related contractual agreements and the historical collection experience of each payor. Revenue related to uninsured patients and copayment and deductible amounts for patients who have healthcare coverage may have discounts applied (uninsured discounts and other discounts). The Company also records estimated implicit price concessions
(based primarily on historical collection experience) related to uninsured accounts to record self-pay revenue at the estimated amounts expected to be collected.
Medicare and Medicaid regulations and various managed care contracts, under which the discounts from the Company's standard charges must be calculated, are complex and are subject to interpretation and adjustment. The Company estimates contractual adjustments on a payor-specific basis based on its interpretation of the applicable regulations or contract terms and the historical collection experience of each payor. However, the necessity of the services authorized and provided, and resulting reimbursements, are often subject to interpretation. These interpretations may result in payments that differ from the
Company's estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating continual review and assessment of the estimates by management.
Due to the complexities involved in the classification and documentation of healthcare services under the laws and regulations governing Medicare and Medicaid programs, the Company's estimates of revenue earned and related reimbursement are often subject to interpretation that could result in payments that are different from its estimates. Final determination of amounts earned under Medicare, Medicaid and other third party payor programs often occurs in subsequent years because of audits by the programs, rights of appeal, and the application of technical provisions. Estimated reimbursement amounts, which are recorded within net patient service revenue in the period in which the related services are rendered, are adjusted in subsequent periods as determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the "cost report" filing and settlement process). Differences between original estimates and subsequent revisions, including final settlements, are recorded as adjustments to net patient service revenue in the period in which such revisions become known. These adjustments resulted in an increase to net patient service revenue of $7.5 million and $8.9 million for the three months ended March 31, 2026 and 2025, respectively.
At March 31, 2026 and December 31, 2025, the Company's settlements under reimbursement agreements with third party payors were a net receivable of $0.7 million and a net payable of $7.8 million, respectively, of which a receivable of $23.2 million and $21.1 million, respectively, was included in other current assets and a payable of $22.5 million and $28.9 million, respectively, was included in other accrued expenses and liabilities in the unaudited condensed consolidated balance sheets.
Final determination of amounts earned under prospective payment and other reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of the Company's management, adequate provision has been made for any adjustments that may result from such reviews.
Subsequent adjustments that are determined to be the result of an adverse change in the patient's or the payor's ability to pay are recognized as bad debt expense. Bad debt expense for the three months ended March 31, 2026 and 2025 was not material to the Company.
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

Payor Mix
The Company's total revenue is presented in the following table (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	% of Total Revenue	Amount	% of Total Revenue
Medicare	$669,168	41.8%	$595,637	39.8%
Medicaid	158,861	9.9%	149,343	10.0%
Other managed care	684,564	42.7%	645,152	43.1%
Self-pay and other	71,483	4.5%	80,979	5.4%
Net patient service revenue	$1,584,076	98.9%	$1,471,111	98.3%
Other revenue	17,794	1.1%	26,123	1.7%
Total revenue	$1,601,870	100.0%	$1,497,234	100.0%

Charity Care
The Company provides care without charge to certain patients who qualify under the local charity care policy of the hospital where the patient receives services. The Company estimates that its costs of care provided under its charity care programs approximated $7.8 million and $8.2 million for the three months ended March 31, 2026 and 2025, respectively. The
Company does not report a charity care patient's charges in revenue as it is the Company's policy not to pursue collection of amounts related to these patients, and therefore contracts with these patients do not exist.
The Company's management estimates its costs of care provided under its charity care programs utilizing a calculated ratio of costs to gross charges multiplied by the Company's gross charity care charges provided. The Company's gross charity care charges include only services provided to patients who are unable to pay and qualify under the Company's local charity care policies. To the extent the Company receives reimbursement through the various governmental assistance programs in which it participates to subsidize its care of indigent patients, the Company does not include these patients' charges in its cost of care provided under its charity care program.
Market Risks
The Company's revenue is subject to potential regulatory and economic changes in certain states where the Company generates significant revenue. The following is an analysis by state of revenue as a percentage of the Company's total revenue for those states in which the Company generates significant revenue:

	Three Months Ended March 31,
	2026	2025
Oklahoma	22.8%	24.6%
New Mexico	17.9%	14.0%
Texas	35.1%	37.6%
New Jersey	10.9%	10.7%
Other	13.3%	13.1%
Total	100.0%	100.0%
Acquisitions
Acquisitions are accounted for using the acquisition method of accounting and the results of operations are included in the unaudited condensed consolidated income statement from the respective dates of acquisition. The purchase price of these transactions is allocated to the assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition and can be subject to change up to 12 months subsequent to the acquisition date due to settling amounts related to purchased working capital and final determination of fair value estimates.
The Company is required to allocate the purchase price of acquired businesses to assets acquired and liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The Company records the excess of the purchase price allocation over those fair values as goodwill.
Investments in Equity Securities
The Company holds an option to acquire equity securities of a privately held company (the “Investment”), and the Investment does not have a readily determinable fair value. The Company has elected to account for the Investment using the measurement alternative. Under the measurement alternative, an investment is recorded at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions involving identical or similar equity securities of the same issuer. The Investment is not measured at fair value on a recurring basis.
During the three months ended March 31, 2026, the Company recorded an upward adjustment to the carrying value of the
Investment based on observable price changes in the form of equity financings of the privately held company. The adjustment increased the carrying value of the Investment by $10.9 million, and the corresponding gain was recorded in other operating expenses in the condensed consolidated income statement.
As of March 31, 2026, the carrying value of the Investment was $18.8 million, which was recorded in other assets in the condensed consolidated balance sheet. The Company noted no observable price changes or transactions, nor did it recognize any impairment charges, related to the Investment between the date of initial investment and December 31, 2025.
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

	Carrying Amount		Fair Value
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Senior secured term loan facility	$768,743	$770,499	$768,743	$770,499
5.75% Senior Notes	$299,708	$299,686	$296,711	$295,191
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

The redeemable noncontrolling interests related to St. Francis at March 31, 2026 and December 31, 2025 have not been subsequently measured at fair value since the acquisition date in 2017. The noncontrolling interests are not currently redeemable and it is not probable that the noncontrolling interests will become redeemable as the possibility of the Company being excluded or suspended from participation in any federal or state government healthcare payor program is remote.
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
3.  Related Party Transactions
Effective August 4, 2015, Ventas, Inc. ("Ventas"), through certain wholly-owned affiliates, acquired ownership of the
Company’s real estate in exchange for a $1.4 billion payment from Ventas and the Company’s agreement to lease the acquired real estate back from Ventas (the “Ventas Master Lease”). The Ventas Master Lease is a 20-year master lease agreement (with a renewal option for an additional 10 years) with certain subsidiaries of Ventas, pursuant to which the
Company currently leases 10 of the Company’s hospitals. The Ventas Master Lease includes an annual rent escalator equal to the lesser of four times the Consumer Price Index or 2.5%. Variable lease payments are excluded from the Company’s minimum rental payments used to determine the right-of-use assets and lease obligations and are recognized as expense when incurred. The Ventas Master Lease includes a number of operating and financial restrictions on the Company. Management believes the Company was in compliance with all financial covenants as of March 31, 2026.
The Company recorded rent expense related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings of $38.7 million and $38.1 million for the three months ended March 31, 2026 and 2025, respectively.
4. Long-Term Debt and Financing Matters
The Company's long-term debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Senior secured term loan facility	$768,743	$770,499
5.75% Senior Notes	299,708	299,686
Senior secured revolving credit facility	—	—
Finance leases	22,928	24,536
Other debt	29,791	15,869
Deferred financing costs	(10,770)	(11,364)
Total debt	1,110,400	1,099,226
Less current maturities	(37,635)	(23,444)
Long-term debt, less current maturities	$1,072,765	$1,075,782
5.  Interest Rate Swap Agreements
Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's exposure to interest rate risk results from the entry into financial debt instruments that arose from transactions entered into during the normal course of business. As part of an overall risk management program, the Company evaluates and manages exposure to changes in interest rates on an ongoing basis. The Company has no intention of entering into financial derivative contracts, other than to hedge a specific financial risk. To mitigate the Company's exposure to fluctuations in interest rates, the
Company uses pay-fixed interest rate swaps, generally designated as cash flow hedges of interest payments on floating rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. Unrealized gains or losses from the designated cash flow hedges and related tax effects are deferred in accumulated other comprehensive income
("AOCI") and recognized in earnings as the interest payments occur. Hedges and derivative financial instruments may continue to be used in the future in order to manage interest rate exposure.
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
On October 8, 2021, the Company executed interest rate swap agreements (the "October 2021 Agreements") with Barclays
Bank PLC and Bank of America, N.A. as counterparties, with initial notional amounts totaling $529.0 million, effective
August 31, 2023 and expiring June 30, 2026. The notional amounts decline over time until expiration. Under the October
2021 Agreements, the Company was required to make monthly fixed rate payments at annual rates ranging from 1.53% to
1.55%, and the counterparties were required to make monthly floating rate payments to the Company based on one-month
LIBOR, each subject to a floor of 0.50%. Effective August 31, 2023, the Company amended the October 2021 Agreements to adjust the fixed rates and replace the LIBOR floating interest rate options with Term SOFR floating rate options. Under the amended October 2021 Agreements, the Company is required to make monthly fixed rate payments at annual rates ranging from 1.47% to 1.48%, and the counterparties are required to make monthly floating rate payments to the Company based on one-month Term SOFR, each subject to a floor of 0.39%. As of March 31, 2026, the notional amounts under the amended
October 2021 Agreements were $279.8 million.
On February 5, 2025, the Company executed new interest rate swap agreements (the "February 2025 Agreements") with
Truist Bank and Royal Bank of Canada, as counterparties, with an effective date of June 30, 2025 and expiring June 26, 2029.
As of the effective date, the notional amounts totaled $0.6 million, and will accrete up to $400.4 million by June 30, 2026, when the amended October 2021 Agreements expire. Under the February 2025 Agreements, the Company is required to make monthly fixed rate payments at annual rates ranging from 3.97% to 3.98% and the counterparties are required to make monthly floating rate payments to the Company based on one-month Term SOFR, each subject to a floor of 0.50%. As of
March 31, 2026, the notional amounts under the February 2025 Agreements were $120.6 million.
The October 2021 Agreements and February 2025 Agreements are designated as cash flow hedges and recorded at fair value on the Company’s unaudited condensed consolidated balance sheets with changes in fair value included in AOCI as a component of equity and reclassified into interest expense in the same periods during which the hedge transactions affect earnings.
The Company performs assessments of effectiveness for its cash flow hedges on a quarterly basis to confirm that the hedges continue to meet the highly effective criteria required to continue applying cash flow hedge accounting. During the three months ended March 31, 2026 and the year ended December 31, 2025, these hedges were highly effective. Accordingly, no unrealized gain or loss related to these hedges was reflected in the accompanying unaudited condensed consolidated income statements, and the change in fair value was included in AOCI as a component of equity. Realized gains and losses during the periods have been reclassified from AOCI to interest expense.
The following table presents the effects of derivatives in cash flow hedging relationships on the Company's AOCI and earnings (in thousands):

		Three Months Ended March 31,
	Classification	2026	2025
Unrealized income (loss) recognized	AOCI	$3,043	$(4,986)
Reclassification from AOCI into earnings	Interest expense, net	(1,468)	(2,875)
Net change in AOCI		$1,575	$(7,861)
In the 12 months following March 31, 2026, the Company estimates that an additional $0.5 million will be reclassified as a reduction to interest expense.

As of March 31, 2026 and December 31, 2025, the fair value of the Company’s interest rate swap agreements reflected a net liability balance of $3.3 million and $4.9 million, respectively. The following table presents the fair value of the Company's interest rate swap agreements as recorded in the unaudited condensed consolidated balance sheets (in thousands):

Classification	March 31, 2026	December 31, 2025
Assets:
Other current assets	$1,524	$2,891
Total interest rate swap assets	1,524	2,891
Liabilities:
Other accrued expenses and liabilities	1,014	1,750
Other long-term liabilities	3,818	6,024
Total interest rate swap liabilities	4,832	7,774
Fair value of interest rate swap agreements	$(3,308)	$(4,883)
6. Income Taxes
The Company's income tax provision was an expense of $16.1 million, which equates to an effective tax rate of 21.6%, and
$15.2 million, which equates to an effective tax rate of 20.5%, for the three months ended March 31, 2026 and 2025, respectively.
At March 31, 2026 and December 31, 2025, the Company had no accrual for unrecognized tax benefits.
As of March 31, 2026, the Company had no ongoing or pending federal examinations for prior years. The Company has outstanding federal income tax refund claims for the 2016 and 2018 tax years. At March 31, 2026, the refund claims totaled
$10.0 million and were included in other current assets on the Company's unaudited condensed consolidated balance sheet.
These refund claims are subject to ongoing Joint Committee on Taxation reviews, as well as a statute waiver through
December 31, 2026 that has been agreed to for the years 2016 through 2018. At March 31, 2026, interest income receivable related to the refund claim totaled $2.2 million, which was included in other current assets. During the three months ended
March 31, 2026, the Company accrued $0.1 million of interest income related to the refund claim, which was included in the
Company's income tax expense. The Company's tax years from 2021 through 2025 remain open to examination by federal and state taxing authorities.
7.  Self-Insured Liabilities
The liabilities for professional, general, workers' compensation and occupational injury liability risks are based on actuarially determined estimates. Liabilities for professional, general, workers' compensation and occupational injury liability risks represent the estimated ultimate cost of all reported and unreported losses incurred through the respective balance sheet dates.
The Company provides an accrual for actuarially determined claims reported but not paid and estimates of claims incurred but not reported.
Professional and General Liability
The total costs for professional and general liability losses are based on the Company's premiums and retention costs and were $28.4 million and $17.0 million for the three months ended March 31, 2026 and 2025, respectively.
Workers' Compensation and Occupational Injury Liability
The total costs for workers' compensation liability insurance are based on the Company's premiums and retention costs and were $2.3 million for each of the three months ended March 31, 2026 and 2025.

8.  Employee Benefit Plans
Defined Contribution Plan
The Company maintains defined contribution retirement plans that cover its eligible employees. The Company incurred total costs related to the retirement plans of $15.5 million and $14.6 million for the three months ended March 31, 2026 and 2025,
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
The total costs of employee health coverage were $42.2 million and $44.5 million for the three months ended March 31, 2026 and 2025, respectively.
9.  Commitments and Contingencies
Litigation and Regulatory Matters
From time to time, claims and suits arise in the ordinary course of the Company's business. The Company has been, is currently, and may in the future be subject to claims, lawsuits, qui tam actions, civil investigative demands, subpoenas, investigations, audits and other inquiries related to its operations. In certain of these actions, plaintiffs request punitive or other damages against the Company that may not be covered by insurance. These claims, lawsuits, and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on the Company's results of operations, financial position or liquidity.
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

Derivative Action
On February 26, 2026, a stockholder derivative action styled Thompson v. Sotir, et al., Case No 3:26-cv-00219 was filed in the United States District Court for Middle District of Tennessee, Nashville Division, against certain current officers and directors. The Company is named as a nominal defendant only. The factual basis of the complaint is largely the same as in the
Postiwala case mentioned above but includes some additional allegations. The complaint alleges breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of Section 14(a) of the Securities
Exchange Act of 1934. The complaint seeks unspecified monetary damages, restitution, the adoption of certain governance reforms, recovery of fees and costs, and other relief that the court may find appropriate.
The Company intends to vigorously defend the claims made; however, currently no assessment can be made as to the likely outcome. At this time, the Company is not able to reasonably estimate the amount or range of the ultimate liability, if any, in connection with this case.
Cybersecurity Incident Litigation
In November 2023, the Company determined that a ransomware cybersecurity incident had impacted and disrupted a number of the Company's operational and information technology systems (the "Cybersecurity Incident"). During this time, the
Company's hospitals remained operational and continued to deliver patient care utilizing established downtime procedures.
The Company immediately suspended user access to impacted information technology applications, executed cybersecurity protection protocols, and took steps to restrict further unauthorized activity. Additionally, because of the time taken to contain and remediate the Cybersecurity Incident, online electronic billing systems were not functioning at their full capacities and certain billing, reimbursement and payment functions were delayed, which had an adverse impact on the Company's results of operations and cash flows for 2023 and the first quarter of 2024.
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
3:23-cv-01308 (M.D. Tenn.). The complaint for the consolidated class action, filed on behalf of approximately 38,000 individuals who alleged their personal information and protected health information were affected by the Cybersecurity
Incident, generally asserted state common law claims of negligence, breach of implied contract, unjust enrichment, breach of fiduciary duty, and invasion of privacy with respect to how the Company managed sensitive data. On October 4, 2024, the
Company executed a settlement agreement to resolve the consolidated class action litigation. On October 9, 2024, the District
Court preliminarily approved the settlement. Plaintiffs filed a Motion for Final Approval of the Settlement ("Motion for Final
Approval"), which the Company did not oppose. Following a hearing on the Motion for Final Approval that was conducted on August 1, 2025, the Court ordered class counsel, the settlement administrator and the Company to implement the agreed upon settlement of the consolidated case. Pursuant to the settlement, the Company made settlement payments, the total of which did not have a material impact on the Company's results of operations, financial position or liquidity. Upon entry of the
Final Order, the clerk was ordered to close the case.
During the three months ended March 31, 2025, the Company received $21.5 million of business insurance recovery proceeds related to the Cybersecurity Incident, all of which was included in other non-operating gains on the Company's condensed consolidated income statement. No business insurance recovery proceeds related to the Cybersecurity Incident were received during the three months ended March 31, 2026.
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

10. Segments
The Company has one reportable segment, which is healthcare services. The healthcare services segment generates revenues by delivering care to its customers, or patients, through its integrated network of hospitals, ambulatory facilities, and physician practices. The Company's Chief Operating Decision Maker ("CODM") is its President and Chief Executive Officer,
who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CODM manages the operations on a consolidated basis to make decisions about overall Company resource allocation and to assess overall Company performance.
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

	Three Months Ended March 31,
	2026	2025
Total revenue	$1,601,870	$1,497,234
Less:
Employee salaries and benefits	646,895	632,843
Contract labor	14,536	24,809
Supplies	268,553	258,855
Medical professional fees	122,525	103,871
Contract services	194,545	176,986
Other segment items (1)	314,966	258,487
Net income attributable to Ardent Health, Inc.	$39,850	$41,383

(1)
Other segment items included in net income attributable to Ardent Health, Inc. for each of the periods presented primarily consists of rent expense, interest expense, depreciation and amortization, income tax expense, other operating expenses, other non-operating gains and net income attributable to noncontrolling interests.

The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. The accounting policies for the segment are consistent with the consolidated accounting policies provided in Note 2.
As of March 31, 2026 and December 31, 2025, all of the Company's long-lived assets were located in the United States, and for the three months ended March 31, 2026 and 2025, all revenue was earned in the United States.
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

	Three Months Ended March 31,
	2026	2025
Basic:
Net income attributable to common stockholders	$39,850	$41,383
Weighted-average number of common shares	141,266,013	140,062,284
Net income per common share	$0.28	$0.30

Diluted:
Net income attributable to common stockholders	$39,850	$41,383
Weighted-average number of common shares	141,775,040	140,704,075
Net income per common share	$0.28	$0.29
The following table sets forth the components of the denominator for the computation of basic and diluted net income per share for net income attributable to Ardent Health, Inc. stockholders:

	Three Months Ended March 31,
	2026	2025
Weighted-average number of common shares - basic	141,266,013	140,062,284
Effect of dilutive securities(1)	509,027	641,791
Weighted-average number of common shares - diluted	141,775,040	140,704,075

(1)
The effect of dilutive securities does not reflect weighted-average potential common shares from restricted stock and restricted stock units of 3,982,055 and 432,792 for the three months ended March 31, 2026 and 2025, respectively, because their effect was antidilutive as calculated under the treasury stock method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly
Report on Form 10-Q for the quarter ended March 31, 2026 (this "Quarterly Report") and our audited consolidated financial statements for the year ended December 31, 2025 and related notes contained in our Annual Report. The following discussion includes forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-
looking statements. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled "Risk Factors" included in the Annual Report.
Unless otherwise indicated, all relevant financial and statistical information included herein relates to our consolidated operations. Additionally, unless the context indicates otherwise, Ardent Health, Inc. and its affiliates are referred to in this section as "we," "our," or "us."
Forward-Looking Statements
This Quarterly Report, including the following discussion, may contain certain "forward-looking statements," as that term is defined in the U.S. federal securities laws. These forward-looking statements include, but are not limited to, statements other than statements of historical facts, including, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, the industry in which we operate and other similar matters. Words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks,"
"estimates," "could," "would," "will," "may," "can," "continue," "potential," "should" and the negative of these terms or other comparable terminology often identify forward-looking statements. When reviewing the discussion below, you should keep in mind the risks and uncertainties that could impact our business. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risk factors and other cautionary statements described under the heading “Risk Factors” included in the Annual Report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this Quarterly Report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
(19) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms; (20) our failure to comply with complex laws and regulations applicable to the healthcare industry or to adjust our operations in response to changing laws and regulations; (21) the impact of governmental claims or governmental investigations, payor audits and litigation brought against our hospitals, physician practices, outpatient facilities or other business operations; (22)
actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements; (23) the impact of a deterioration of public health conditions associated with a future pandemic, epidemic or outbreak of infectious disease; (24) actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition; (25) inability to or delay in building, acquiring, selling, renovating or expanding our healthcare facilities;
(26) failure to comply with federal and state laws relating to Medicare and Medicaid enrollment, permit, licensing and accreditation requirements; (27) the results of our efforts to use technology, including artificial intelligence (“AI”) and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience; (28) our status as a controlled company; (29) conflicts of interest between our controlling stockholder and other holders of our common stock; and (30)
other risk factors described in our filings with the SEC, including the Annual Report.
We caution you that the foregoing list may not contain all the forward-looking statements made in this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events.
The forward-looking statements in this Quarterly Report are based on management's current beliefs, expectations, and projections about future events and trends affecting our business, results of operations, financial condition, and prospects.
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
Overview
We are a leading provider of healthcare services in the United States, operating in eight growing mid-sized urban markets across six states: Texas, Oklahoma, New Mexico, New Jersey, Idaho and Kansas. As of March 31, 2026, we deliver care through a system of 30 acute care hospitals and more than 280 sites of care with over 2,000 employed and affiliated providers. Affiliated providers are physicians and advanced practice providers with whom we contract for services through a professional services agreement or other independent contractor agreement. We hold a leading position in a majority of our markets, and we believe we are one of the leading healthcare systems based on market share and our integrated network of hospitals, ambulatory facilities, and physician practices. We operate either independently or in partnership with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation through our well-established and differentiated JV model. Collectively, we operate as a unified organization with a consumer-centric approach to caring for our patients and our communities. Our strategic JV partners offer us significant advantages, including expanded access points, clinical talent availability, local brand recognition, and scale that enable us to accelerate market penetration. We believe that we help our partners enhance their network and regional presence through our operational acumen. We strive to strengthen clinical services, drive operating improvements, and centrally manage operations to optimize hospital performance and enhance patient care. In each of these partnerships, we are the majority owner and serve as the day-
to-day operator.

Recent Developments
Term Loan B Facility Refinancing
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
Regulatory Update
On July 4, 2025, Congress passed the OBBBA, its budget reconciliation act for fiscal year 2025. The OBBBA includes provisions that may impact our financial performance and may substantially modify certain federal statutes and regulations to which our operations are subject. The OBBBA provisions that may impact us have varying effective dates, and we are unable to predict whether or how future legislation, rulemaking, or judicial action will impact implementation of the OBBBA. Of particular relevance to us, the OBBBA may reduce the federal government's overall Medicaid expenditures and tighten
Medicaid eligibility requirements. The law limits eligibility for Medicaid by imposing work or community engagement requirements for adults under 65 years old in Medicaid expansion states, including states with waiver-based expansions, subject to limited exceptions, and requires eligibility redeterminations at least every six months for the Medicaid expansion state population. State compliance is required by December 31, 2026.
In addition, the OBBBA includes significant changes to Medicaid funding mechanisms by restricting federal matching funds received by state Medicaid programs. The law prohibits states from establishing new provider assessments or taxes, or increasing the rates of existing provider assessments, for state fiscal years beginning after October 1, 2026, while also limiting the structure and application of such assessments. The OBBBA also directs the U.S. Department of Health and
Human Services to revise regulations governing state directed payment ("SDP") arrangements to cap total payment rates paid by Medicaid managed care organizations for certain services at Medicare payment rates instead of average commercial rates and imposes lower caps in Medicaid expansion states. The revised regulations apply to SDP arrangements established on or after July 4, 2025 unless the program meets certain grandfathering criteria. The OBBBA provides that payments under grandfathered programs will be reduced beginning January 1, 2028.
The OBBBA also made significant changes to the U.S. federal tax law. Significant tax provisions of the OBBBA that will impact us include (i) the return to the EBITDA formula used to calculate the business interest expense limitation under
Internal Revenue Code ("IRC") Section 163(j) and (ii) the allowance of 100% bonus depreciation for qualifying property placed in service after January 19, 2025. The provisions of the OBBBA are not expected to have a material impact on our effective tax rate.
Because our facilities rely in part on reimbursement from federal health care programs, including Medicaid, for the reimbursement of services rendered, these changes may have a negative impact on our financial performance. Ongoing budgetary uncertainties and continued efforts to reduce the federal deficit may result in further payment reductions to both
Medicaid and Medicare programs. For example, legislation that increases the federal deficit in the future could result in automatic sequestration under the Pay-As-You-Go Act of 2010, which could result in cuts to Medicare reimbursement of up to 4% if Congress does not take action to waive the sequestration.
In addition to changes made to federal healthcare programs, the OBBBA contains policy changes that are expected to decrease the number of individuals who obtain health insurance from Affordable Care Act ("ACA") marketplace exchanges.
For example, the OBBBA effectively ends automatic renewals of coverage by requiring pre-enrollment verification of eligibility. In addition to ending automatic renewals of ACA plans, the federal enhanced subsidies of ACA marketplace exchange-based plans expired at the end of 2025 and were not extended by the OBBBA, which is likely to result in significant cost increases for ACA plans. We also expect these reforms to ACA marketplace exchange-based plans to adversely impact results in 2026, partially offset by our ongoing resiliency and cost reduction initiatives.
In September 2025, the Centers for Medicare & Medicaid Services ("CMS") began implementing the Rural Health
Transformation Program ("RHTP"), a federal initiative established by the OBBBA to support the stabilization and modernization of healthcare delivery in rural communities nationwide. CMS indicated that funding allocations will be made available to all 50 states, with states responsible for determining the structure and timing of distributions to eligible healthcare participants. The RHTP authorizes total federal funding of $50 billion to be distributed over five federal fiscal years, with $10 billion available annually from federal fiscal years 2026 through 2030. Funding may be awarded by states through subawards, subcontracts, or other arrangements, including payments for qualifying healthcare items and services, subject to program requirements, funding policies, and other limitations. All authorized funds must be expended by October 1, 2032.
The RHTP is intended, in part, to mitigate the impact of certain Medicaid funding reductions enacted as part of the OBBBA.
However, the total funding available under the program is expected to be significantly less than the aggregate Medicaid spending reductions included in the legislation, and there can be no assurance regarding the amount or timing of any RHTP funding that may ultimately be available to providers. We are eligible to participate in the RHTP in all of the states in which we operate, and we will continue to monitor state‑level program development and funding opportunities as implementation progresses. During the three months ended March 31, 2026, no RHTP funds were obligated to or received by us.
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
Geographic Data
The information below provides an overview of our operations in certain markets as of March 31, 2026.
Texas. We operated 13 acute care hospital facilities (including one managed hospital that is owned by The University of
Texas Health Science Center at Tyler, an affiliate of The University of Texas System) with 1,436 licensed beds that serve the areas of Tyler, Amarillo and Killeen, Texas. For the three months ended March 31, 2026, we generated 35.1% of our total revenue in the Texas market.
Oklahoma. We operated eight acute care hospital facilities with 1,173 licensed beds that serve the area of Tulsa, Oklahoma.
For the three months ended March 31, 2026, we generated 22.8% of our total revenue in the Oklahoma market.
New Mexico. We operated five acute care hospital facilities with 619 licensed beds that serve the areas of Albuquerque and
Roswell, New Mexico. For the three months ended March 31, 2026, we generated 17.9% of our total revenue in the New
Mexico market.
New Jersey. We operated two acute care hospital facilities with 476 licensed beds that serve the areas of Montclair and
Westwood, New Jersey. For the three months ended March 31, 2026, we generated 10.9% of our total revenue in the New
Jersey market.
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
Total revenue for the three months ended March 31, 2026 increased $104.6 million, or 7.0%, compared to the same prior year period. The increase in total revenue for the three months ended March 31, 2026 was driven by an increase in adjusted admissions of 2.0% and an increase in net patient service revenue per adjusted admission of 5.5%. The increase in adjusted admissions reflected growth in total surgeries of 1.2%, offset by a decline in admissions and emergency room visits of 1.1%
and 3.2%, respectively. Growth in adjusted admissions also was attributable to an increase in outpatient services relative to inpatient services. The increase in net patient service revenue per adjusted admission was primarily attributable to an increase in revenue from Medicaid supplemental payment programs compared to the same prior year period. During the three months ended March 31, 2026 and 2025, we recorded revenue of $187.8 million and $108.9 million, respectively, related to Medicaid supplemental payment programs. The increase in revenue from Medicaid supplemental payment programs during the three months ended March 31, 2026 was primarily attributable to the delayed renewal of New Mexico's Healthcare Delivery and
Access Act during the prior year.
A key competitive strength and a significant component of our growth strategy has been our well-established and differentiated JV model, which has resulted in partnerships with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation. During the three months ended March 31, 2026 and
2025, total revenue related to these entities was $470.2 million and $428.6 million, respectively, which represented 29.4%
and 28.6%, respectively, of our total revenue for such periods.
The following table provides the sources of our total revenue by payor:

	Three Months Ended March 31,
	2026	2025
Medicare	41.8%	39.8%
Medicaid	9.9%	10.0%
Other managed care	42.7%	43.1%
Self-pay and other	4.5%	5.4%
Net patient service revenue	98.9%	98.3%
Other revenue	1.1%	1.7%
Total revenue	100.0%	100.0%

Operating Results Summary for the Three Months Ended March 31, 2026 and 2025
The following table sets forth, for the periods indicated, the consolidated results of our operations expressed in dollars and as a percentage of total revenue.

	Three Months Ended March 31,
(Unaudited, dollars in thousands)	2026		2025
	Amount	%	Amount	%
Total revenue	$1,601,870	100.0%	$1,497,234	100.0%
Expenses:
Salaries and benefits	661,431	41.3%	657,652	43.9%
Professional fees	317,070	19.8%	280,857	18.8%
Supplies	268,553	16.8%	258,855	17.3%
Rents and leases	27,081	1.7%	27,761	1.9%
Rents and leases, related party	38,686	2.4%	38,050	2.5%
Other operating expenses	165,151	10.2%	130,767	8.7%
Interest expense	12,211	0.8%	14,176	0.9%
Depreciation and amortization	42,986	2.7%	36,201	2.4%
Other non-operating gains	(5,890)	(0.4%)	(21,283)	(1.4%)
Total operating expenses	1,527,279	95.3%	1,423,036	95.0%
Income before income taxes	74,591	4.7%	74,198	5.0%
Income tax expense	16,103	1.0%	15,233	1.1%
Net income	58,488	3.7%	58,965	3.9%
Net income attributable to noncontrolling interests	18,638	1.2%	17,582	1.1%
Net income attributable to Ardent Health, Inc.	$39,850	2.5%	$41,383	2.8%

The following table provides information on certain drivers of our total revenue:

	Three Months Ended March 31,
	2026	% Change	2025
Operating Statistics
Total revenue (in thousands)	$1,601,870	7.0%	$1,497,234
Hospitals operated (at period end) (1)	30	0.0%	30
Licensed beds (at period end) (2)	4,281	0.0%	4,281
Utilization of licensed beds (3)	51%	2.0%	50%
Admissions (4)	40,932	(1.1)%	41,389
Adjusted admissions (5)	86,244	2.0%	84,536
Inpatient surgeries (6)	9,256	0.1%	9,250
Outpatient surgeries (7)	22,086	1.7%	21,712
Total surgeries	31,342	1.2%	30,962
Emergency room visits (8)	156,168	(3.2)%	161,249
Patient days (9)	197,129	0.5%	196,214
Total encounters (10)	1,564,114	7.8%	1,450,629
Average length of stay (11)	4.82	1.7%	4.74
Net patient service revenue per adjusted admission (12)	$18,367	5.5%	$17,402
(1)"Hospitals operated (at period end)." This metric represents the total number of hospitals operated by us at the end of the applicable period, irrespective of whether the hospital real estate is (i) owned by us, (ii) leased by us or (iii) held through a controlling interest in a JV. This metric includes the managed clinical operations of the hospital at UT Health North Campus in Tyler, Texas ("UT Health North Campus Tyler"), a hospital owned by The University of Texas Health
Science Center at Tyler ("UTHSCT"), an affiliate of The University of Texas System. Since we only manage the clinical operations of UT Health North
Campus Tyler, the financial results of such entity are not consolidated by us.
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
Overview of the Three Months Ended March 31, 2026
Total revenue for the three months ended March 31, 2026 increased $104.6 million, or 7.0%, compared to the same prior year period. The increase in total revenue for the three months ended March 31, 2026 was driven by an increase in adjusted admissions of 2.0% and an increase in net patient service revenue per adjusted admission of 5.5%. The increase in adjusted admissions reflected growth in total surgeries of 1.2%, offset by a decline in admissions and emergency room visits of 1.1%
and 3.2%, respectively. Growth in adjusted admissions also was attributable to an increase in outpatient services relative to inpatient services. The increase in net patient service revenue per adjusted admission was primarily attributable to an increase in revenue from Medicaid supplemental payment programs of $78.9 million compared to the same prior year period.  The increase in revenue from Medicaid supplemental payment programs during the three months ended March 31, 2026 was primarily attributable to the delayed renewal of New Mexico's Healthcare Delivery and Access Act during the prior year.
Total operating expenses increased $104.2 million, and increased 0.3% as a percentage of total revenue, for the three months ended March 31, 2026 compared to the same prior year period. The increase in total operating expenses as a percentage of total revenue was primarily driven by increases in other operating expenses and professional fees and a decrease in other non-
operating gains. The increase in other operating expenses as a percentage of total revenue was primarily driven by increased provider assessments related to Medicaid supplemental payment programs during the three months ended March 31, 2026 as compared to the same prior year period. The increase in professional fees as a percentage of total revenue was primarily driven by higher costs for hospital based providers due to higher patient volumes and rising physician related expenses during the three months ended March 31, 2026 as compared to the same prior year period. The decrease in other non-operating gains as a percentage of total revenue was primarily due to the recognition of $21.5 million in insurance recovery proceeds during the three months ended March 31, 2025 related to a cybersecurity incident that impacted our operations and information technology systems in November 2023 (the "Cybersecurity Incident"). The increase in total operating expenses as a percentage of total revenue was partially offset by decreases in salaries and benefits and supplies as percentages of total revenue due to a combination of decreased contract labor, ongoing productivity and supply chain initiatives, and increased revenue from Medicaid supplemental payment programs.
Comparison of the Three Months Ended March 31, 2026 and 2025
Total revenue — Total revenue for the three months ended March 31, 2026 increased $104.6 million, or 7.0%, compared to the same prior year period. The increase in total revenue for the three months ended March 31, 2026 was driven by an increase in adjusted admissions of 2.0% and an increase in net patient service revenue per adjusted admission of 5.5%. The increase in adjusted admissions reflected growth in total surgeries of 1.2%, offset by a decline in admissions and emergency room visits of 1.1% and 3.2%, respectively. Growth in adjusted admissions also was attributable to an increase in outpatient services relative to inpatient services. The increase in net patient service revenue per adjusted admission was primarily attributable to an increase in revenue from Medicaid supplemental payment programs of $78.9 million compared to the same prior year period. The increase in revenue from Medicaid supplemental payment programs during the three months ended
March 31, 2026 was primarily attributable to the delayed renewal of New Mexico's Healthcare Delivery and Access Act during the prior year.
Salaries and benefits — Salaries and benefits as a percentage of total revenue were 41.3% for the three months ended March
31, 2026 compared to 43.9% for the same prior year period. The decrease in salaries and benefits as a percentage of total revenue was attributable to a decrease in contract labor expense of $10.3 million driven by continued recruiting and retention initiatives. Total contract labor expenses, as a percentage of total salaries and benefits, were 2.2% and 3.8% for the three months ended March 31, 2026 and 2025, respectively. The decrease in salaries and benefits as a percentage of total revenue was also attributable to the ongoing execution of strategic productivity initiatives and an increase in revenue from Medicaid supplemental payment programs compared to the same prior year period.
Professional fees — Professional fees as a percentage of total revenue were 19.8% for the three months ended March 31,
2026 compared to 18.8% for the same prior year period. The increase in professional fees as a percentage of total revenue was primarily attributable to higher costs for hospital based providers during the three months ended March 31, 2026 compared to the same prior year period.
Supplies — Supplies as a percentage of total revenue were 16.8% for the three months ended March 31, 2026 compared to
17.3% for the same prior year period. The decrease in supplies as a percentage of total revenue was primarily attributable to an increase in revenue from Medicaid supplemental payment programs compared to the same prior year period and ongoing supply chain initiatives.
Rents and leases — Rents and leases were $27.1 million and $27.8 million for the three months ended March 31, 2026 and
2025, respectively.
Rents and leases, related party — Rents and leases, related party, consisted of lease expense related to the Ventas Master
Lease and other lease agreements with Ventas for certain medical office buildings. Rents and leases, related party, were $38.7 million and $38.1 million for the three months ended March 31, 2026 and 2025, respectively.
Other operating expenses — Other operating expenses as a percentage of total revenue were 10.2% for the three months ended March 31, 2026 compared to 8.7% for the same prior year period. Other operating expenses are comprised primarily of repairs and maintenance, utility, insurance (including professional liability insurance) and provider assessments. The increase in other operating expenses as a percentage of total revenue was primarily due to increases in provider assessments related to
Medicaid supplemental payment programs and professional and general liability losses compared to the same prior year period, partially offset by a pre-tax gain of $10.9 million associated with an increase in the carrying value of an investment option we hold in a privately held company recognized during the three months ended March 31, 2026.
Interest expense — Interest expense was $12.2 million and $14.2 million for the three months ended March 31, 2026 and
2025, respectively.
Other non-operating gains — Other non-operating gains were $5.9 million and $21.3 million for the three months ended
March 31, 2026 and 2025, respectively. During the three months ended March 31, 2025, other non-operating gains included a gain on business interruption insurance proceeds of $21.5 million related to the Cybersecurity Incident.
Income tax expense — We recorded income tax expense of $16.1 million, which equates to an effective tax rate of 21.6%, for the three months ended March 31, 2026 compared to income tax expense of $15.2 million, which equates to an effective tax rate of 20.5%, for the same prior year period.
Net income attributable to noncontrolling interests — During the three months ended March 31, 2026 and 2025, net income attributable to noncontrolling interests was $18.6 million and $17.6 million, respectively, which consists of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated though limited liability companies and consolidated by us. Income from operations before income taxes related to these limited liability companies was $62.9 million and $62.6 million for the three months ended March 31, 2026 and 2025, respectively.
Supplemental Non-GAAP Information
We have included certain financial measures that have not been prepared in a manner that complies with U.S. generally accepted accounting principles ("GAAP"), including Adjusted EBITDA and Adjusted EBITDAR. We define these terms as follows:
Performance Measure
•"Adjusted EBITDA" is defined as net income plus (i) provision for income taxes, (ii) interest expense and (iii)
depreciation and amortization expense (or EBITDA), as adjusted to deduct noncontrolling interest earnings, and excludes the effects of other non-operating losses; Cybersecurity Incident recoveries, net of incremental information technology and litigation costs; certain legal matters and related costs; other expenses, including development, restructuring and enterprise system conversion costs; equity-based compensation expense; and (income) loss from disposed operations. See "Supplemental Non-GAAP  Performance Measure."
Valuation Measure
•"Adjusted EBITDAR" is defined as Adjusted EBITDA further adjusted to add back rent expense payable to real estate investment trusts ("REITs"), which consists of rent expense pursuant to the Ventas Master Lease, lease agreements with Ventas for 18 medical office buildings and a lease arrangement with Medical Properties Trust, Inc.
("MPT") for Hackensack Meridian Mountainside Medical Center. See "Supplemental Non-GAAP Valuation
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

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$58,488	$58,965
Adjusted EBITDA Addbacks:
Income tax expense	16,103	15,233
Interest expense	12,211	14,176
Depreciation and amortization	42,986	36,201
Noncontrolling interest earnings	(18,638)	(17,582)
Other non-operating losses (a)	—	217
Cybersecurity Incident recoveries, net (b)	—	(19,705)
Certain legal matters and related costs	2,002	—
Other expenses, including development, restructuring and enterprise system conversion costs (c)	7,788	1,407
Equity-based compensation	8,929	9,263
(Income) loss from disposed operations	(5,883)	26
Adjusted EBITDA	$123,986	$98,201
(a)Other non-operating losses include losses realized on certain non-recurring events or events that are non-operational in nature.
(b)Cybersecurity Incident recoveries, net represent insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs.
(c)Other expenses, including development, restructuring and enterprise system conversion costs include (i) salaries and benefits of $4.3 million for the three months ended March 31, 2026, (ii) professional fees of $3.3 million and $1.2 million for the three months ended
March 31, 2026 and 2025, respectively, and (iii) other expenses of $0.2 million for each of the three months ended March 31, 2026 and
2025.

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
At March 31, 2026, we had total cash and cash equivalents of $609.7 million and available liquidity of $878.9 million. Our available liquidity was comprised of $609.7 million of total cash and cash equivalents plus $269.2 million in available capacity under the ABL Credit Agreement, which is reduced by outstanding borrowings and outstanding letters of credit. At
March 31, 2026, our net leverage ratio was 1.0x, and our lease-adjusted net leverage ratio was 2.6x. Our lease-adjusted net leverage is calculated as net debt as of March 31, 2026, plus 8.0x trailing twelve month REIT rent expense as of the end of the first quarter of 2026, divided by the trailing twelve month Adjusted EBITDAR as of March 31, 2026.
Cash Flows
The following table summarizes certain elements of the statements of cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(60,222)	$(24,787)
Net cash used in investing activities	(27,901)	(23,122)
Net cash used in financing activities	(11,786)	(13,832)
Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2026 totaled $60.2 million compared to $24.8 million for the same prior year period. The decrease in operating cash flows during the three months ended March 31, 2026 was primarily attributable to negative changes in net working capital of $32.6 million. The changes in net working capital primarily consisted of an increase in prepaid expenses and other current assets driven primarily by the timing of annual insurance premium renewals and Medicaid supplemental payment program assessments and funding, partially offset by changes in accounts receivable and accounts payable and accrued expenses due to the timing of cash collections and payments compared to the same prior year period.
Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2026 totaled $27.9 million compared to $23.1 million for the same prior year period. Capital expenditures for non-acquisitions were $28.1 million and $22.9 million for the three months ended March 31, 2026 and 2025, respectively.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2026 totaled $11.8 million compared to $13.8 million for the same prior year period. Cash flows used in financing activities for the three months ended March 31, 2026 included distributions paid to noncontrolling interests of $21.3 million, payments of principal on long-term debt of $3.6 million, and payments of principal on insurance financing arrangements of $2.8 million, which were partially offset by proceeds from insurance financing arrangements of $17.0 million.

Cash flows used in financing activities for the three months ended March 31, 2025 included distributions paid to noncontrolling interests of $19.2 million, payments of principal on long-term debt of $1.4 million, and payments of principal on insurance financing arrangements of $3.1 million, which were partially offset by proceeds from insurance financing arrangements of $11.0 million.
Capital Expenditures
We make significant, targeted investments to maintain and modernize our facilities, introduce new technologies, and expand our service offerings. We expect to finance future capital expenditures with internally generated and borrowed funds. Capital expenditures for property and equipment were $28.1 million and $22.9 million for the three months ended March 31, 2026 and 2025, respectively.
Ventas Master Lease
Effective August 4, 2015, we sold the real property for ten of our hospitals to Ventas, which is a related party as, prior to our initial public offering ("IPO"), it was a common unit holder of Ardent Health Partners, LLC and owned shares of common stock of AHP Health Partners and had a representative serving on our board of managers. Concurrent with this transaction, we entered into a 20-year master lease agreement that expires in August 2035 (with a renewal option for an additional ten years) to lease back the real estate. We lease ten of our hospitals pursuant to the Ventas Master Lease. As of March 31, 2026, following the consummation of the IPO and the underwriters’ exercise of their option to purchase additional shares, Ventas beneficially owned approximately 6.5% of our outstanding common stock.
The Ventas Master Lease includes a number of significant operating and financial restrictions, including requirements that we maintain a minimum portfolio coverage ratio of 2.2x and a guarantor fixed charge coverage ratio of 1.2x and do not exceed a guarantor net leverage ratio of 6.75x. In addition, the Relative Rights Agreement entered into by and among Ventas, the
5.75% Senior Notes trustee and the administrative agents under our Senior Secured Credit Facilities (as defined below) in connection with the series of debt transactions completed during the year ended December 31, 2021 to refinance our then-
existing debt, among other things, (i) sets forth the relative rights of Ventas and the administrative agents with respect to the properties and collateral related to the Ventas Master Lease and securing our Senior Secured Credit Facilities, (ii) caps the amount of indebtedness incurred or guaranteed by our subsidiaries that are tenants under the Ventas Master Lease ("Tenants")
(together with such Tenants’ guarantees of the notes and the Senior Secured Credit Facilities and all other indebtedness incurred or guaranteed by such Tenants) at $375.0 million and (iii) imposes certain incurrence tests on the incurrence of additional indebtedness by such Tenants and by us.
We recorded rent expense of $38.7 million and $38.1 million for the three months ended March 31, 2026 and 2025, respectively, related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings.
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
At the election of the borrowers under the applicable ABL Facility loan, the interest rate per annum applicable to loans under the ABL Facilities is based on a fluctuating rate of interest determined by reference to either (i) the base rate plus an applicable margin or (ii) Term SOFR (not to be lower than 0.00% per annum) for the interest period selected, plus an applicable margin. The applicable margin is determined based on the percentage of the average daily availability of the applicable ABL Facility. For the non-UT Health East Texas ABL Facility loan, the applicable margin ranges from 0.50% to
1.00% for base rate borrowings and 1.50% to 2.00% for Term SOFR borrowings. The applicable margin for the UT Health
East Texas ABL Facility loan ranges from 1.50% to 2.00% for base rate borrowings and 2.50% to 3.00% for Term SOFR borrowings.
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
Contractual Obligations and Contingencies
The following table provides a summary of our commitments and contractual obligations for debt, minimum lease payment obligations under non-cancelable leases and other obligations as of March 31, 2026 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt obligations, with interest	$1,492,029	$80,977	$160,850	$421,569	$828,633
Deferred financing obligations, with interest	20,779	5,757	10,480	4,542	—
Operating leases	2,843,062	147,296	382,153	351,534	1,962,079
Estimated self-insurance liabilities	208,210	15,325	62,141	95,193	35,551
Total	$4,564,080	$249,355	$615,624	$872,838	$2,826,263
Outstanding letters of credit are required principally by certain insurers and states to collateralize our workers' compensation programs and self-insured retentions associated with our professional and general liability insurance programs. As of March
31, 2026, we maintained outstanding letters of credit of approximately $33.0 million, which included interest of $2.9 million.

Supplemental Non-GAAP Valuation Measure
Adjusted EBITDAR is a commonly used non-GAAP valuation measure used by our management, research analysts, investors and other interested parties to evaluate and compare the enterprise value of different companies in our industry.
Adjusted EBITDAR excludes: (1) certain material non-cash items and unusual or non-recurring items that we do not expect to continue in the future; (2) certain other adjustments that do not impact our enterprise value; and (3) rent expense payable to our REITs. We operate 30 acute care hospitals, 12 of which we lease from two REITs, Ventas and MPT, pursuant to long-
term lease agreements. Additionally, we lease 18 medical office buildings from Ventas pursuant to lease agreements with initial terms of 12 years and eight options to renew for additional five-year terms. Our management views the long-term lease agreements with Ventas and MPT as more like financing arrangements than true operating leases, with the rent payable to such REITs being similar to interest expense. As a result, our capital structure is different than many of our competitors, especially those whose real estate portfolio is predominately owned and not leased. Excluding the rent payable to such REITs allows investors to compare our enterprise value to those of other healthcare companies without regard to differences in capital structures, leasing arrangements and geographic markets, which can vary significantly among companies. Our management also uses Adjusted EBITDAR as one measure in determining the value of prospective acquisitions or divestitures. Finally, financial covenants in certain of our lease agreements, including the Ventas Master Lease, use Adjusted
EBITDAR as a measure of compliance. Adjusted EBITDAR does not reflect our cash requirements for leasing commitments.
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

Three Months Ended March 31,
(in thousands)	2026
Net income	$58,488
Adjusted EBITDAR Addbacks:
Income tax expense	16,103
Interest expense	12,211
Depreciation and amortization	42,986
Noncontrolling interest earnings	(18,638)
Certain legal matters and related costs	2,002
Other expenses, including development, restructuring and enterprise system conversion costs (a)	7,788
Equity-based compensation	8,929
Income from disposed operations	(5,883)
Rent expense payable to REITs (b)	41,556
Adjusted EBITDAR	$165,542
(a)Other expenses, including development, restructuring and enterprise system conversion costs include (i) salaries and benefits of $4.3 million, (ii) professional fees of $3.3 million, and (iii) other expenses of $0.2 million.
(b)Rent expense payable to REITs consists of rent expense of $38.7 million related to the Ventas Master Lease and other lease agreements with Ventas for medical office buildings and rent expense of $2.9 million related to a lease arrangement with MPT for the lease of
Hackensack Meridian Mountainside Medical Center.

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
There have been no changes to our critical accounting policies and estimates or their application since the date of the Annual
Report. Refer to the Annual Report for a complete and comprehensive discussion of these policies and estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At March 31, 2026, the following components of our Senior Secured Credit Facilities bore interest at variable rates at specified margins above either the agent bank’s alternate base rate or Term SOFR: (i) a $777.5 million, seven-year term loan; and (ii) a $325.0 million, five-year asset-based revolving credit facility. As of March 31, 2026, we had outstanding variable rate debt of $763.8 million.
At March 31, 2026, we had interest rate swap agreements with notional amounts totaling $279.8 million and $120.6 million, expiring June 30, 2026 and June 26, 2029, respectively. Please refer to Note 5, Interest Rate Swap Agreements, to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on the interest rate swap agreements. Under the amended October 2021 Agreements, expiring June 30, 2026, we are required to make monthly fixed rate payments at annual rates ranging from 1.47% to 1.48% and the counterparties are obligated to make monthly floating rate payments to us based on one-month Term SOFR, each subject to a floor of 0.39%. Under the
February 2025 Agreements, expiring June 26, 2029, we are required to make monthly fixed rate payments at annual rates ranging from 3.97% to 3.98% and the counterparties are required to make monthly floating rate payments to us based on one-
month Term SOFR, each subject to a floor of 0.50%.
Although changes in the alternate base rate or Term SOFR would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our variable rate debt on our consolidated financial position, results of operations or cash flows would not be material. Based on the outstanding borrowings and impact of the interest rate swaps in place at March 31, 2026, a one percent change in the interest rate would result in a $3.8 million increase or decrease in our annual interest expense.
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
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the
Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the
Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Because we provide healthcare services in a highly regulated industry, we have been, are, and expect to continue to be, party to various lawsuits and regulatory investigations from time to time. Refer to the "Litigation and Regulatory Matters" section of Note 9, Commitments and Contingencies, in the notes to the condensed consolidated financial statements contained elsewhere in this Quarterly Report, which is incorporated by reference herein.
ITEM 1A.  RISK FACTORS
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in the section entitled “Risk Factors” included in the Annual
Report, which are incorporated by reference herein.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 2025, our Board of Directors authorized a stock repurchase program pursuant to which we may repurchase an aggregate of up to $50.0 million of our common stock through open market purchases, privately negotiated transactions, block trades or other transactions in accordance with applicable securities laws, subject to market conditions and other factors. The program has no expiration date. At March 31, 2026, there was approximately $46.8 million of stock repurchase authorization remaining under the stock repurchase program. We did not repurchase any shares under the stock repurchase program during the three months ended March 31, 2026.
During the three months ended March 31, 2026, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2026 - January 31, 2026	13,767	$8.73	—	$46.8
February 1, 2026 - February 28, 2026	4,676	8.96	—	$46.8
March 1, 2026 - March 31, 2026	101,078	8.71	—	$46.8
Total	119,521	$8.72	—

(1)	Includes 119,521 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock unit awards.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the
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

ARDENT HEALTH, INC.

Date: May 6, 2026	By:	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)