Form 10-Q
period 2026-06-30
Ardent Health, Inc.
filed 2026-08-10
CIK 1756655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the
Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2026, the Registrant had 141,045,907 shares of common stock outstanding.

i

 ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$1,622,245	$1,645,280	$3,224,115	$3,142,514
Expenses:
Salaries and benefits	676,186	671,697	1,337,617	1,329,349
Professional fees	327,843	297,012	644,913	577,869
Supplies	279,621	270,639	548,174	529,494
Rents and leases	27,957	27,825	55,038	55,586
Rents and leases, related party	38,686	37,819	77,372	75,869
Other operating expenses	174,838	163,698	339,989	294,465
Interest expense	12,569	14,729	24,780	28,905
Depreciation and amortization	41,342	39,309	84,328	75,510
Other non-operating losses (gains)	—	560	(5,890)	(20,723)
Total operating expenses	1,579,042	1,523,288	3,106,321	2,946,324
Income before income taxes	43,203	121,992	117,794	196,190
Income tax expense	8,514	26,291	24,617	41,524
Net income	34,689	95,701	93,177	154,666
Net income attributable to noncontrolling interests	17,790	22,751	36,428	40,333
Net income attributable to Ardent Health, Inc.	$16,899	$72,950	$56,749	$114,333

Net income per share:
Basic	$0.12	$0.52	$0.40	$0.82
Diluted	$0.12	$0.52	$0.40	$0.81
Weighted-average common shares outstanding:
Basic	141,688,279	140,374,892	141,478,312	140,219,452
Diluted	143,052,519	141,517,661	142,414,946	141,111,732
The accompanying notes are an integral part of these condensed consolidated financial statements.

 ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
Unaudited
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$34,689	$95,701	$93,177	$154,666
Other comprehensive income (loss)
Change in fair value of interest rate swaps	2,446	(5,850)	4,021	(13,711)
Other comprehensive income (loss) before income taxes	2,446	(5,850)	4,021	(13,711)
Income tax expense (benefit) related to other comprehensive income (loss) items	638	(1,526)	1,049	(3,578)
Other comprehensive income (loss), net of income taxes	1,808	(4,324)	2,972	(10,133)
Comprehensive income	36,497	91,377	96,149	144,533
Comprehensive income attributable to noncontrolling interests	17,790	22,751	36,428	40,333
Comprehensive income attributable to Ardent Health, Inc.	$18,707	$68,626	$59,721	$104,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in thousands, except per share amounts)

	June 30, 2026 (1)	December 31, 2025 (1)
Assets
Current assets:
Cash and cash equivalents	$724,476	$709,601
Accounts receivable	695,950	686,102
Inventories	116,022	118,593
Prepaid expenses	147,895	112,646
Other current assets	370,533	431,882
Total current assets	2,054,876	2,058,824
Property and equipment, net	920,044	935,769
Operating lease right of use assets	300,509	292,651
Operating lease right of use assets, related party	908,233	915,599
Goodwill	879,262	879,451
Other intangible assets	87,678	89,335
Deferred income taxes	5,821	6,888
Other assets	123,655	111,691
Total assets	$5,280,078	$5,290,208

Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$28,572	$23,444
Accounts payable	429,769	457,936
Accrued salaries and benefits	279,244	296,260
Other accrued expenses and liabilities	238,738	268,904
Total current liabilities	976,323	1,046,544
Long-term debt, less current installments	1,073,210	1,075,782
Long-term operating lease liability	268,054	260,600
Long-term operating lease liability, related party	896,492	904,632
Self-insured liabilities	242,771	241,050
Other long-term liabilities	81,824	76,636
Total liabilities	3,538,674	3,605,244
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interests	(4,658)	(1,250)
Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 141,910,898 and 142,864,171 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,419	1,429
Additional paid-in capital	791,411	788,472
Accumulated other comprehensive loss	(638)	(3,610)
Retained earnings	558,356	501,607
Equity attributable to Ardent Health, Inc.	1,350,548	1,287,898
Noncontrolling interests	395,514	398,316
Total equity	1,746,062	1,686,214
Total liabilities and equity	$5,280,078	$5,290,208
(1)  As of June 30, 2026 and December 31, 2025, the unaudited condensed consolidated balance sheets included total liabilities of consolidated variable interest entities of $331.2 million and $335.1 million, respectively. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$93,177	$154,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,328	75,510
Other non-operating (gains) losses	(1,886)	777
Amortization of deferred financing costs and debt discounts	1,622	2,474
Deferred income taxes	3,068	(2,733)
Equity-based compensation	16,881	20,509
Income from non-consolidated affiliates	(8,079)	(2,956)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(9,838)	(14,251)
Inventories	2,571	(3,118)
Prepaid expenses and other current assets	32,009	(51,449)
Accounts payable and other accrued expenses and liabilities	(60,400)	(50,590)
Accrued salaries and benefits	(16,940)	(36,136)
Net cash provided by operating activities	136,513	92,703
Cash flows from investing activities:
Purchases of property and equipment	(66,766)	(69,105)
Other	(316)	(264)
Net cash used in investing activities	(67,082)	(69,369)
Cash flows from financing activities:
Proceeds from insurance financing arrangements	17,033	10,959
Payments of principal on insurance financing arrangements	(8,192)	(6,529)
Payments of principal on long-term debt	(6,937)	(2,896)
Distributions to noncontrolling interests	(44,143)	(39,525)
Repurchase of common stock	(13,031)	—
Other	714	(1,499)
Net cash used in financing activities	(54,556)	(39,490)
Net increase (decrease) in cash and cash equivalents	14,875	(16,156)
Cash and cash equivalents at beginning of period	709,601	556,785
Cash and cash equivalents at end of period	$724,476	$540,629

Supplemental Cash Flow Information:
Non-cash purchases of property and equipment	$677	$13,272
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

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(Dollars in thousands)

		Equity Attributable to Ardent Health, Inc.					Non- controlling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
		Shares	Amount
Balance at December 31, 2025	$(1,250)	142,864,171	$1,429	$788,472	$(3,610)	$501,607	$398,316	$1,686,214
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	39,850	—	39,850
Net income attributable to noncontrolling interests	—	—	—	—	—	—	21,151	21,151
Net loss attributable to redeemable noncontrolling interests	(2,513)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,164	—	—	1,164
Distributions to noncontrolling interests	—	—	—	—	—	—	(21,314)	(21,314)
Vesting of restricted stock unit awards	—	275,928	2	(1,016)	—	—	—	(1,014)
Forfeiture of restricted stock awards	—	(6,274)	—	—	—	—	—	—
Equity-based compensation	—	—	—	8,929	—	—	—	8,929
Balance at March 31, 2026	$(3,763)	143,133,825	$1,431	$796,385	$(2,446)	$541,457	$398,153	$1,734,980
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	16,899	—	16,899
Net income attributable to noncontrolling interests	—	—	—	—	—	—	18,685	18,685
Net loss attributable to redeemable noncontrolling interests	(895)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,808	—	—	1,808
Proceeds from the sale of noncontrolling interest	—	—	—	1,218	—	—	1,505	2,723
Distributions to noncontrolling interests	—	—	—	—	—	—	(22,829)	(22,829)
Repurchase of common stock	—	(1,397,765)	(14)	(13,146)	—	—	—	(13,160)
Vesting of restricted stock unit awards	—	640,199	7	(998)	—	—	—	(991)
Forfeiture of restricted stock awards	—	(465,361)	(5)	—	—	—	—	(5)
Equity-based compensation	—	—	—	7,952	—	—	—	7,952
Balance at June 30, 2026	$(4,658)	141,910,898	$1,419	$791,411	$(638)	$558,356	$395,514	$1,746,062
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
changed its name to Ardent Health, Inc. Ardent Health, Inc. is a holding company that has affiliates that operate acute care hospitals and other healthcare facilities and employ physicians. The terms "Ardent," the "Company," "we," "our" and "us," as used in these notes to the unaudited condensed consolidated financial statements, refer to Ardent Health, Inc. and its affiliates unless stated otherwise or indicated by context. The term "affiliates" includes direct and indirect subsidiaries of Ardent and partnerships and joint ventures in which such subsidiaries are equity owners. At June 30, 2026, the Company operated 30 acute care hospitals in six states, including one managed hospital, two rehabilitation hospitals and two surgical hospitals.
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
General and Administrative Costs
The majority of the Company's expenses are "cost of revenue" items. Costs that could be classified as general and administrative by the Company include its corporate office costs and centralized corporate services, such as human resources, information technology, and finance, which were $61.2 million and $32.6 million for the three months ended June 30, 2026 and 2025, respectively, and $109.8 million and $67.5 million for the six months ended June 30, 2026 and 2025, respectively.
The increase in general and administrative costs for the three and six months ended June 30, 2026 compared to the respective prior year periods was primarily attributable to increased salaries and benefits expense related to non-recurring severance costs incurred for workforce reductions in connection with enterprise restructuring activity and transition of the Company's chief executive officer ("CEO") during the current period.
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

As of June 30, 2026 and December 31, 2025, nine of the Company's hospitals were owned and operated through LLCs that have been determined to be VIEs and were consolidated by the Company. Consolidated assets at June 30, 2026 and
December 31, 2025 included total assets of VIEs equal to $1.3 billion. The Company's VIEs do not have creditors that have recourse to the Company. As the structure and nature of business are very similar for each of the LLCs, they are discussed and presented herein on a combined basis.

The total liabilities of VIEs included in the Company's unaudited condensed consolidated balance sheets are shown below (in thousands):

	June 30, 2026	December 31, 2025
Current liabilities:
Current installments of long-term debt	$3,669	$3,635
Accounts payable	97,552	102,482
Accrued salaries and benefits	38,166	36,900
Other accrued expenses and liabilities	77,131	67,419
Total current liabilities	216,518	210,436
Long-term debt, less current installments	8,118	9,734
Long-term operating lease liability	93,201	101,153
Long-term operating lease liability, related party	9,253	9,313
Self-insured liabilities	680	677
Other long-term liabilities	3,403	3,826
Total liabilities	$331,173	$335,139
Income from operations before income taxes attributable to VIEs was $57.7 million and $68.0 million for the three months ended June 30, 2026 and 2025, respectively, and $120.6 million and $130.6 million for the six months ended June 30, 2026 and 2025, respectively.
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
Due to the complexities involved in the classification and documentation of healthcare services under the laws and regulations governing Medicare and Medicaid programs, the Company's estimates of revenue earned and related reimbursement are often subject to interpretation that could result in payments that are different from its estimates. Final determination of amounts earned under Medicare, Medicaid and other third party payor programs often occurs in subsequent years because of audits by the programs, rights of appeal, and the application of technical provisions. Estimated reimbursement amounts, which are recorded within net patient service revenue in the period in which the related services are rendered, are adjusted in subsequent periods as determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the "cost report" filing and settlement process). Differences between original estimates and subsequent revisions, including final settlements, are recorded as adjustments to net patient service revenue in the period in which such revisions become known. These adjustments resulted in a decrease to net patient service revenue of $5.1 million and an increase to net patient service revenue of $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and an increase to net patient service revenue of $2.4 million and $9.2 million for the six months ended June 30,
2026 and 2025, respectively.
At June 30, 2026 and December 31, 2025, the Company's settlements under reimbursement agreements with third party payors were a net payable of $0.5 million and $7.8 million, respectively, reflecting a receivable of $20.9 million and
$21.1 million, respectively, included in other current assets and a payable of $21.4 million and $28.9 million, respectively, included in other accrued expenses and liabilities in the unaudited condensed consolidated balance sheets.
Final determination of amounts earned under prospective payment and other reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of the Company's management, adequate provision has been made for any adjustments that may result from such reviews.
Subsequent adjustments that are determined to be the result of an adverse change in the patient's or the payor's ability to pay are recognized as bad debt expense. Bad debt expense for the three and six months ended June 30, 2026 and 2025 was not material to the Company.
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

Payor Mix
The Company's total revenue is presented in the following table (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total Revenue	Amount	% of Total Revenue
Medicare	$651,544	40.2%	$643,757	39.1%	$1,320,712	41.0%	$1,239,394	39.5%
Medicaid	159,640	9.8%	159,733	9.7%	318,501	9.9%	309,076	9.9%
Other managed care	688,448	42.4%	724,053	44.0%	1,373,012	42.6%	1,369,205	43.6%
Self-pay and other	96,128	6.0%	92,104	5.6%	167,611	5.1%	173,083	5.4%
Net patient service revenue	$1,595,760	98.4%	$1,619,647	98.4%	$3,179,836	98.6%	$3,090,758	98.4%
Other revenue	26,485	1.6%	25,633	1.6%	44,279	1.4%	51,756	1.6%
Total revenue	$1,622,245	100.0%	$1,645,280	100.0%	$3,224,115	100.0%	$3,142,514	100.0%

Charity Care
The Company provides care without charge to certain patients who qualify under the local charity care policy of the hospital where the patient receives services. The Company estimates that its costs of care provided under its charity care programs approximated $7.5 million and $35.6 million for the three months ended June 30, 2026 and 2025, respectively, and $15.3 million and $43.8 million for the six months ended June 30, 2026 and 2025, respectively. The Company does not report a charity care patient's charges in revenue as it is the Company's policy not to pursue collection of amounts related to these patients, and therefore contracts with these patients do not exist.
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
Market Risks
The Company's revenue is subject to potential regulatory and economic changes in certain states where the Company generates significant revenue. The following is an analysis by state of revenue as a percentage of the Company's total revenue for those states in which the Company generates significant revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Oklahoma	22.9%	22.5%	22.9%	23.5%
New Mexico	17.9%	20.2%	17.9%	17.2%
Texas	35.6%	34.8%	35.3%	36.1%
New Jersey	9.8%	9.6%	10.3%	10.1%
Other	13.8%	12.9%	13.6%	13.1%
Total	100.0%	100.0%	100.0%	100.0%
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
Investments in Equity Securities
The Company holds an option to acquire equity securities of a privately held company (the "Investment"), and the Investment does not have a readily determinable fair value. The Company has elected to account for the Investment using the measurement alternative. Under the measurement alternative, an investment is recorded at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions involving identical or similar equity securities of the same issuer. The Investment is not measured at fair value on a recurring basis.
During the six months ended June 30, 2026, the Company recorded an upward adjustment to the carrying value of the
Investment based on observable price changes in the form of equity financings of the privately held company. The adjustment increased the carrying value of the Investment by $10.9 million, and the corresponding gain was recorded in other operating expenses in the condensed consolidated income statement.
As of June 30, 2026, the carrying value of the Investment was $18.8 million, which was recorded in other assets in the condensed consolidated balance sheet. The Company noted no observable price changes or transactions, nor did it recognize any impairment charges, related to the Investment between the date of initial investment and December 31, 2025.
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

	Carrying Amount		Fair Value
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Senior secured term loan facility	$766,987	$770,499	$770,821	$770,499
5.75% Senior Notes	$299,731	$299,686	$295,610	$295,191
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
3.  Related Party Transactions
Effective August 4, 2015, Ventas, Inc. ("Ventas"), through certain wholly-owned affiliates, acquired ownership of the
Company’s real estate in exchange for a $1.4 billion payment from Ventas and the Company’s agreement to lease the acquired real estate back from Ventas (the "Ventas Master Lease"). The Ventas Master Lease is a 20-year master lease agreement (with a renewal option for an additional 10 years) with certain subsidiaries of Ventas, pursuant to which the
Company currently leases 10 of the Company’s hospitals. The Ventas Master Lease includes an annual rent escalator equal to the lesser of four times the Consumer Price Index or 2.5%. Variable lease payments are excluded from the Company’s minimum rental payments used to determine the right-of-use assets and lease obligations and are recognized as expense when incurred. The Ventas Master Lease includes a number of operating and financial restrictions on the Company. Management believes the Company was in compliance with all financial covenants as of June 30, 2026.
The Company recorded rent expense related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings of $38.7 million and $37.8 million for the three months ended June 30, 2026 and 2025, respectively, and $77.4 million and $75.9 million for the six months ended June 30, 2026 and 2025, respectively.
4. Long-Term Debt and Financing Matters
The Company's long-term debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Senior secured term loan facility	$766,987	$770,499
5.75% Senior Notes	299,731	299,686
Finance leases	20,749	24,536
Other debt	24,491	15,869
Deferred financing costs	(10,176)	(11,364)
Total debt	1,101,782	1,099,226
Less current maturities	(28,572)	(23,444)
Long-term debt, less current maturities	$1,073,210	$1,075,782
5.  Interest Rate Swap Agreements
Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's exposure to interest rate risk results from the entry into financial debt instruments that arose from transactions entered into during the normal course of business. As part of an overall risk management program, the Company evaluates and manages exposure to changes in interest rates on an ongoing basis. The Company has no intention of entering into financial derivative contracts, other than to hedge a specific financial risk. To mitigate the Company's exposure to fluctuations in interest rates, the
Company uses pay-fixed interest rate swaps, which are designated as cash flow hedges of interest payments on floating rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. Unrealized gains or losses from the designated cash flow hedges and related tax effects are deferred in accumulated other comprehensive income

("AOCI") and recognized in earnings as the interest payments occur. The Company performs assessments of effectiveness for its cash flow hedges on a quarterly basis to confirm that the hedges continue to meet the highly effective criteria required to apply hedge accounting. Hedges and derivative financial instruments may continue to be used in the future in order to manage interest rate exposure.
The valuation of these interest rate swap instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company has determined the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.
On February 5, 2025, the Company executed interest rate swap agreements (the "February 2025 Agreements") with Truist
Bank and Royal Bank of Canada, as counterparties, with an effective date of June 30, 2025 and expiring June 26, 2029.
Under the February 2025 Agreements, the Company is required to make monthly fixed rate payments at annual rates ranging from 3.97% to 3.98% and the counterparties are required to make monthly floating rate payments to the Company based on one-month Term SOFR, each subject to a floor of 0.50%. During each of the income statement periods presented, the notional amounts under the Company's active swap agreements totaled approximately $400 million.
The February 2025 Agreements are designated as cash flow hedges and recorded at fair value on the Company’s unaudited condensed consolidated balance sheets with changes in fair value included in AOCI as a component of equity and reclassified into interest expense in the same periods during which the hedge transactions affect earnings.
The following table presents the effects of derivatives in cash flow hedging relationships on the Company's AOCI and earnings (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2026	2025	2026	2025
Unrealized income (loss) recognized	AOCI	$3,862	$(2,960)	$6,905	$(7,946)
Reclassification from AOCI into earnings	Interest expense, net	(1,416)	(2,890)	(2,884)	(5,765)
Net change in AOCI		$2,446	$(5,850)	$4,021	$(13,711)
In the 12 months following June 30, 2026, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense.
As of June 30, 2026 and December 31, 2025, the fair value of the Company’s interest rate swap agreements reflected a net liability balance of $0.9 million and $4.9 million, respectively. The following table presents the fair value of the Company's interest rate swap agreements as recorded in the unaudited condensed consolidated balance sheets (in thousands):

Classification	June 30, 2026	December 31, 2025
Assets:
Other current assets	$—	$2,891
Total interest rate swap assets	—	2,891
Liabilities:
Other accrued expenses and liabilities	120	1,750
Other long-term liabilities	742	6,024
Total interest rate swap liabilities	862	7,774
Fair value of interest rate swap agreements	$(862)	$(4,883)
6. Income Taxes
The Company’s income tax provision was an expense of $8.5 million, which equates to an effective tax rate of 19.7%, and
$26.3 million, which equates to an effective tax rate of 21.6%, for the three months ended June 30, 2026 and 2025, respectively. The Company's income tax provision was an expense of $24.6 million, which equates to an effective tax rate of
20.9%, and $41.5 million, which equates to an effective tax rate of 21.2%, for the six months ended June 30, 2026 and 2025, respectively.
At June 30, 2026 and December 31, 2025, the Company had no accrual for unrecognized tax benefits.

As of June 30, 2026, the Company had no ongoing or pending federal examinations for prior years. The Company has outstanding federal income tax refund claims for the 2016 and 2018 tax years. On June 2, 2026, the Company was notified that the Joint Committee on Taxation had completed their review of the refund claims and no changes were made to the refund amounts claimed. The Company is expected to receive the refunds by the end of the current fiscal year. At June 30,
2026, the refund claims totaled $10.0 million and were included in other current assets on the Company's unaudited condensed consolidated balance sheet. At June 30, 2026, interest income receivable related to the refund claims totaled $2.3 million, which was included in other current assets. During the six months ended June 30, 2026, the Company accrued $0.3 million of interest income related to the refund claims, which was included in the Company's income tax expense. The
Company's tax years from 2021 through 2025 remain open to examination by federal and state taxing authorities.
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
Professional and General Liability
The total costs for professional and general liability losses are based on the Company's premiums and retention costs and were $32.2 million and $24.3 million for the three months ended June 30, 2026 and 2025, respectively, and $60.6 million and
$41.3 million for the six months ended June 30, 2026 and 2025, respectively.
Workers' Compensation and Occupational Injury Liability
The total amounts for workers' compensation liability insurance are based on the Company's premiums and retention costs and were an expense of $0.9 million and a benefit of $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and an expense of $3.2 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.
8.  Employee Benefit Plans
Defined Contribution Plan
The Company maintains defined contribution retirement plans that cover its eligible employees. The Company incurred total costs related to the retirement plans of $13.4 million and $13.2 million for the three months ended June 30, 2026 and 2025, respectively, and $28.9 million and $27.8 million for the six months ended June 30, 2026 and 2025, respectively.
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
The total costs of employee health coverage were $46.0 million and $45.5 million for the three months ended June 30, 2026 and 2025, respectively, and $88.2 million and $90.0 million for the six months ended June 30, 2026 and 2025, respectively.
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
On July 31, 2026, the Company received a letter from the Atlanta regional office of the SEC in connection with a non-public, fact-finding inquiry, requesting that the Company voluntarily provide information regarding the $43 million decrease in revenue related to the collectability of accounts receivable as reported in the Company's Form 10-Q filed on November 14,
2025. The Company intends to cooperate with the SEC's request. At this time, the Company cannot predict the timing or outcome of this inquiry.
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
During the six months ended June 30, 2025, the Company received $21.5 million of business insurance recovery proceeds related to the Cybersecurity Incident, all of which was included in other non-operating gains on the Company's condensed consolidated income statement. No business insurance recovery proceeds related to the Cybersecurity Incident were received during the six months ended June 30, 2026.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$1,622,245	$1,645,280	$3,224,115	$3,142,514
Less:
Employee salaries and benefits	661,415	646,401	1,308,310	1,279,244
Contract labor	14,771	25,296	29,307	50,105
Supplies	279,621	270,639	548,174	529,494
Medical professional fees	123,908	112,331	246,433	216,202
Contract services	203,935	184,681	398,480	361,667
Other segment items (1)	321,696	332,982	636,662	591,469
Net income attributable to Ardent Health, Inc.	$16,899	$72,950	$56,749	$114,333

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
As of June 30, 2026 and December 31, 2025, all of the Company's long-lived assets were located in the United States, and for the three and six months ended June 30, 2026 and 2025, all revenue was earned in the United States.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic:
Net income attributable to common stockholders	$16,899	$72,950	$56,749	$114,333
Weighted-average number of common shares	141,688,279	140,374,892	141,478,312	140,219,452
Net income per common share	$0.12	$0.52	$0.40	$0.82

Diluted:
Net income attributable to common stockholders	$16,899	$72,950	$56,749	$114,333
Weighted-average number of common shares	143,052,519	141,517,661	142,414,946	141,111,732
Net income per common share	$0.12	$0.52	$0.40	$0.81
The following table sets forth the components of the denominator for the computation of basic and diluted net income per share for net income attributable to Ardent Health, Inc. stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted-average number of common shares - basic	141,688,279	140,374,892	141,478,312	140,219,452
Effect of dilutive securities(1)	1,364,240	1,142,769	936,634	892,280
Weighted-average number of common shares - diluted	143,052,519	141,517,661	142,414,946	141,111,732

(1)
The effect of dilutive securities does not reflect weighted-average potential common shares from restricted stock and restricted stock units of
994,234 and 850,744 for the three months ended June 30, 2026 and 2025, respectively, and 2,488,145 and 641,768 for the six months ended June
30, 2026 and 2025, respectively, because their effect was antidilutive as calculated under the treasury stock method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly
Report on Form 10-Q for the quarter ended June 30, 2026 (this "Quarterly Report") and our audited consolidated financial statements for the year ended December 31, 2025 and related notes contained in our Annual Report. The following discussion includes forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-
looking statements. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled "Risk Factors" included in the Annual Report.
Unless otherwise indicated, all relevant financial and statistical information included herein relates to our consolidated operations. Additionally, unless the context indicates otherwise, Ardent Health, Inc. and its affiliates are referred to in this section as "we," "our," or "us."
Forward-Looking Statements
This Quarterly Report, including the following discussion, may contain certain "forward-looking statements," as that term is defined in the U.S. federal securities laws. These forward-looking statements include, but are not limited to, statements other than statements of historical facts, including, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, the industry in which we operate and other similar matters. Words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks,"
"estimates," "could," "would," "will," "may," "can," "continue," "potential," "should" and the negative of these terms or other comparable terminology often identify forward-looking statements. When reviewing the discussion below, you should keep in mind the risks and uncertainties that could impact our business. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risk factors and other cautionary statements described under the heading "Risk Factors" included in the Annual Report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this Quarterly Report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
(26) failure to comply with federal and state laws relating to Medicare and Medicaid enrollment, permit, licensing and accreditation requirements; (27) the results of our efforts to use technology, including artificial intelligence ("AI") and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience; (28) our status as a controlled company; (29) conflicts of interest between our controlling stockholder and other holders of our common stock; and (30)
other risk factors described in our filings with the SEC, including the Annual Report.
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
Overview
We are a leading provider of healthcare services in the United States, operating in eight growing mid-sized urban markets across six states: Texas, Oklahoma, New Mexico, New Jersey, Idaho and Kansas. As of June 30, 2026, we deliver care through a system of 30 acute care hospitals and more than 280 sites of care with over 2,000 employed and affiliated providers. Affiliated providers are physicians and advanced practice providers with whom we contract for services through a professional services agreement or other independent contractor agreement. We hold a leading position in a majority of our markets, and we believe we are one of the leading healthcare systems based on market share and our integrated network of hospitals, ambulatory facilities, and physician practices. We operate either independently or in partnership with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation through our well-established and differentiated JV model. Collectively, we operate as a unified organization with a consumer-centric approach to caring for our patients and our communities. Our strategic JV partners offer us significant advantages, including expanded access points, clinical talent availability, local brand recognition, and scale that enable us to accelerate market penetration. We believe that we help our partners enhance their network and regional presence through our operational acumen. We strive to strengthen clinical services, drive operating improvements, and centrally manage operations to optimize hospital performance and enhance patient care. In each of these partnerships, we are the majority owner and serve as the day-
to-day operator.

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
However, the total funding available under the program is expected to be significantly less than the aggregate Medicaid spending reductions included in the legislation, and there can be no assurance regarding the amount or timing of any RHTP funding that may ultimately be available to providers. We are eligible to participate in the RHTP in all of the states in which we operate, and we will continue to monitor state‑level program development and funding opportunities as implementation progresses. During the six months ended June 30, 2026, no RHTP funds were obligated to or received by us.

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
Supplemental Payments
We receive a significant portion of our revenues from Medicare and Medicaid, and these programs are subject to extensive regulation and frequent changes. Several states in which we operate utilize Medicaid supplemental payment programs requiring periodic CMS approval to provide funding that is separate from base rates. These payments help offset shortfalls in
Medicaid reimbursement but generally do not cover the full cost of providing care, particularly after considering state and local provider taxes used to fund the non‑federal share of Medicaid spending. States and federal agencies continue to review and adjust supplemental payment structures, and some states have proposed modifications as part of their annual renewal process with CMS. Recent federal legislation also introduces new limits on the financing and payment levels for certain programs, which may result in decreased revenue from certain Medicaid supplemental payment programs in future periods once program changes take effect.
During the three months ended June 30, 2026 and 2025, we recorded revenue of $197.1 million and $254.9 million, respectively, related to Medicaid supplemental payment programs. The decrease in revenue from Medicaid supplemental payment programs was primarily attributable to the delayed renewal of New Mexico's program during the prior year, which corresponded to the recognition of two quarters of program revenue during the three months ended June 30, 2025.  During the six months ended June 30, 2026 and 2025, we recorded revenue of $384.9 million and $363.8 million, respectively, related to Medicaid supplemental payment programs.
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
Geographic Concentration
The information below provides an overview of our operations in certain markets as of June 30, 2026.
Texas. We operated 13 acute care hospital facilities (including one managed hospital that is owned by The University of
Texas Health Science Center at Tyler, an affiliate of The University of Texas System) with 1,436 licensed beds that serve the areas of Tyler, Amarillo and Killeen, Texas. For the six months ended June 30, 2026, we generated 35.3% of our total revenue in the Texas market.
Oklahoma. We operated eight acute care hospital facilities with 1,173 licensed beds that serve the area of Tulsa, Oklahoma.
For the six months ended June 30, 2026, we generated 22.9% of our total revenue in the Oklahoma market.
New Mexico. We operated five acute care hospital facilities with 619 licensed beds that serve the areas of Albuquerque and
Roswell, New Mexico. For the six months ended June 30, 2026, we generated 17.9% of our total revenue in the New Mexico market.
New Jersey. We operated two acute care hospital facilities with 476 licensed beds that serve the areas of Montclair and
Westwood, New Jersey. For the six months ended June 30, 2026, we generated 10.3% of our total revenue in the New Jersey market.
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
Total revenue for the three months ended June 30, 2026 decreased $23.0 million, or 1.4%, compared to the same prior year period. The decrease in total revenue for the three months ended June 30, 2026 was driven by a decrease in net patient service revenue per adjusted admission of 3.9%, partially offset by an increase in adjusted admissions of 2.5%. The increase in adjusted admissions was primarily attributable to an increase in outpatient service revenue driven by a shift from inpatient to outpatient sites of care and growth in physician and urgent care clinic visits partially offset by declines in admissions and total surgeries of 1.0% and 2.9%, respectively. The decrease in net patient service revenue per adjusted admission was primarily attributable to changes in payor mix and a decrease in revenue from Medicaid supplemental payment programs of
$57.8 million compared to the same prior year period due to the delayed renewal of New Mexico's Medicaid supplemental payment program during the prior year, which corresponded to the recognition of two quarters of program revenue during the three months ended June 30, 2025.
Total revenue for the six months ended June 30, 2026 increased $81.6 million, or 2.6%, compared to the same prior year period. The increase in total revenue for the six months ended June 30, 2026 was driven by an increase in adjusted admissions of 2.3% and an increase in net patient service revenue per adjusted admission of 0.6%. The increase in adjusted admissions was primarily attributable to an increase in outpatient service revenue driven by a shift from inpatient to outpatient sites of care and growth in physician and urgent care clinic visits partially offset by declines in admissions, total surgeries, and emergency room visits of 1.1%, 0.9%, and 1.5%, respectively. The increase in net patient service revenue per adjusted admission was primarily attributable to contractual rate increases from managed care payors and an increase in revenue from Medicaid supplemental payment programs of $21.1 million compared to the same prior year period.
A key competitive strength and a significant component of our growth strategy has been our well-established and differentiated JV model, which has resulted in partnerships with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation. During the three months ended June 30, 2026 and
2025, total revenue related to these entities was $464.7 million and $460.0 million, respectively, which represented 28.6%
and 28.0%, respectively, of our total revenue for such periods. During the six months ended June 30, 2026 and 2025, total revenue related to these entities was $934.9 million and $888.6 million, respectively, which represented 29.0% and 28.3%, respectively, of our total revenue for such periods.
The following table provides the sources of our total revenue by payor:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Medicare	40.2%	39.1%	41.0%	39.5%
Medicaid	9.8%	9.7%	9.9%	9.9%
Other managed care	42.4%	44.0%	42.6%	43.6%
Self-pay and other	6.0%	5.6%	5.1%	5.4%
Net patient service revenue	98.4%	98.4%	98.6%	98.4%
Other revenue	1.6%	1.6%	1.4%	1.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating Results Summary for the Three Months Ended June 30, 2026 and 2025
The following table sets forth, for the periods indicated, the consolidated results of our operations expressed in dollars and as a percentage of total revenue.

	Three Months Ended June 30,
(Unaudited, dollars in thousands)	2026		2025
	Amount	%	Amount	%
Total revenue	$1,622,245	100.0%	$1,645,280	100.0%
Expenses:
Salaries and benefits	676,186	41.7%	671,697	40.8%
Professional fees	327,843	20.2%	297,012	18.1%
Supplies	279,621	17.2%	270,639	16.4%
Rents and leases	27,957	1.7%	27,825	1.7%
Rents and leases, related party	38,686	2.4%	37,819	2.3%
Other operating expenses	174,838	10.8%	163,698	10.0%
Interest expense	12,569	0.8%	14,729	0.9%
Depreciation and amortization	41,342	2.5%	39,309	2.4%
Other non-operating losses	—	0.0%	560	0.0%
Total operating expenses	1,579,042	97.3%	1,523,288	92.6%
Income before income taxes	43,203	2.7%	121,992	7.4%
Income tax expense	8,514	0.6%	26,291	1.6%
Net income	34,689	2.1%	95,701	5.8%
Net income attributable to noncontrolling interests	17,790	1.1%	22,751	1.4%
Net income attributable to Ardent Health, Inc.	$16,899	1.0%	$72,950	4.4%
Operating Results Summary for the Six Months Ended June 30, 2026 and 2025
The following table sets forth, for the periods indicated, the consolidated results of our operations expressed in dollars and as a percentage of total revenue.

	Six Months Ended June 30,
(Unaudited, dollars in thousands)	2026		2025
	Amount	%	Amount	%
Total revenue	$3,224,115	100.0%	$3,142,514	100.0%
Expenses:
Salaries and benefits	1,337,617	41.5%	1,329,349	42.3%
Professional fees	644,913	20.0%	577,869	18.4%
Supplies	548,174	17.0%	529,494	16.8%
Rents and leases	55,038	1.7%	55,586	1.8%
Rents and leases, related party	77,372	2.4%	75,869	2.4%
Other operating expenses	339,989	10.5%	294,465	9.5%
Interest expense	24,780	0.8%	28,905	0.9%
Depreciation and amortization	84,328	2.6%	75,510	2.4%
Other non-operating gains	(5,890)	(0.2%)	(20,723)	(0.7%)
Total operating expenses	3,106,321	96.3%	2,946,324	93.8%
Income before income taxes	117,794	3.7%	196,190	6.2%
Income tax expense	24,617	0.8%	41,524	1.3%
Net income	93,177	2.9%	154,666	4.9%
Net income attributable to noncontrolling interests	36,428	1.1%	40,333	1.3%
Net income attributable to Ardent Health, Inc.	$56,749	1.8%	$114,333	3.6%

The following table provides information on certain drivers of our total revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	% Change	2025	2026	% Change	2025
Operating Statistics
Total revenue (in thousands)	$1,622,245	(1.4)%	$1,645,280	$3,224,115	2.6%	$3,142,514
Hospitals operated (at period end) (1)	30	0.0%	30	30	0.0%	30
Licensed beds (at period end) (2)	4,281	0.0%	4,281	4,281	0.0%	4,281
Utilization of licensed beds (3)	49%	(2.0)%	50%	50%	0.0%	50%
Admissions (4)	41,104	(1.0)%	41,535	82,036	(1.1)%	82,924
Adjusted admissions (5)	89,326	2.5%	87,167	175,570	2.3%	171,703
Inpatient surgeries (6)	9,106	(7.5)%	9,840	18,362	(3.8)%	19,090
Outpatient surgeries (7)	22,649	(0.9)%	22,860	44,735	0.4%	44,572
Total surgeries	31,755	(2.9)%	32,700	63,097	(0.9)%	63,662
Emergency room visits (8)	156,896	0.2%	156,622	313,064	(1.5)%	317,871
Patient days (9)	189,223	(2.8)%	194,738	386,352	(1.2)%	390,952
Total encounters (10)	1,581,207	6.0%	1,491,905	3,145,321	6.9%	2,942,534
Average length of stay (11)	4.60	(1.7)%	4.68	4.71	0.0%	4.71
Net patient service revenue per adjusted admission (12)	$17,864	(3.9)%	$18,581	$18,111	0.6%	$18,001
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
Overview of the Three Months Ended June 30, 2026
Total revenue for the three months ended June 30, 2026 decreased $23.0 million, or 1.4%, compared to the same prior year period. The decrease in total revenue for the three months ended June 30, 2026 was driven by a decrease in net patient service revenue per adjusted admission of 3.9%, partially offset by an increase in adjusted admissions of 2.5%. The increase in adjusted admissions was primarily attributable to an increase in outpatient service revenue driven by a shift from inpatient to outpatient sites of care and growth in physician and urgent care clinic visits partially offset by declines in admissions and total surgeries of 1.0% and 2.9%, respectively. The decrease in net patient service revenue per adjusted admission was primarily attributable to changes in payor mix and a decrease in revenue from Medicaid supplemental payment programs of
$57.8 million compared to the same prior year period due to the delayed renewal of New Mexico's Medicaid supplemental payment program during the prior year, which corresponded to the recognition of two quarters of program revenue during the three months ended June 30, 2025.
Total operating expenses increased $55.8 million, and 4.7% as a percentage of total revenue, for the three months ended June
30, 2026 compared to the same prior year period. When total revenue for the three months ended June 30, 2025 is normalized to exclude $54.9 million of revenue related to the additional quarter of New Mexico supplemental payment program revenue, total operating expenses increased 1.5% as a percentage of total revenue for the three months ended June 30, 2026 compared to the same prior year period. The increase in total operating expenses as a percentage of total revenue was primarily driven by increases in professional fees related to higher costs for hospital-based providers due to rising physician-related expenses.
Comparison of the Three Months Ended June 30, 2026 and 2025
Total revenue — Total revenue for the three months ended June 30, 2026 decreased $23.0 million, or 1.4%, compared to the same prior year period. The decrease in total revenue for the three months ended June 30, 2026 was driven by a decrease in net patient service revenue per adjusted admission of 3.9%, partially offset by an increase in adjusted admissions of 2.5%.
The increase in adjusted admissions was primarily attributable to an increase in outpatient service revenue driven by a shift from inpatient to outpatient sites of care and growth in physician and urgent care clinic visits partially offset by declines in admissions and total surgeries of 1.0% and 2.9%, respectively. The decrease in net patient service revenue per adjusted admission was primarily attributable to changes in payor mix and a decrease in revenue from Medicaid supplemental payment programs of $57.8 million compared to the same prior year period due to the delayed renewal of New Mexico's
Medicaid supplemental payment program during the prior year, which corresponded to the recognition of two quarters of program revenue during the three months ended June 30, 2025.
Salaries and benefits — Salaries and benefits as a percentage of total revenue were 41.7% for the three months ended June
30, 2026 compared to 40.8% for the same prior year period. When total revenue is normalized for the recognition of two quarters of New Mexico's Medicaid supplemental payment program revenue during the three months ended June 30, 2025 as described above, salaries and benefits as a percentage of total revenue were 42.2% for the three months ended June 30, 2025.
The decrease in salaries and benefits as a percentage of total revenue, normalized for the recognition of two quarters of New
Mexico's Medicaid supplemental payment program revenue during the prior year period, was primarily attributable to the ongoing execution of strategic productivity initiatives, including a reduction in contract labor of 41.6% compared to the prior year period.
Professional fees — Professional fees as a percentage of total revenue were 20.2% for the three months ended June 30, 2026 compared to 18.1% for the same prior year period. When total revenue is normalized for the recognition of two quarters of
New Mexico's Medicaid supplemental payment program revenue during the three months ended June 30, 2025 as described above, professional fees as a percentage of total revenue was 18.7% for the three months ended June 30, 2025. The increase in professional fees as a percentage of total revenue, normalized for the recognition of two quarters of New Mexico's
Medicaid supplemental payment program revenue during the prior year period, was primarily attributable to higher costs for hospital-based providers due to rising physician-related expenses during the three months ended June 30, 2026 compared to the same prior year period.
Supplies — Supplies as a percentage of total revenue were 17.2% for the three months ended June 30, 2026 compared to
16.4% for the same prior year period. When total revenue is normalized for the recognition of two quarters of New Mexico's
Medicaid supplemental payment program revenue during the three months ended June 30, 2025 as described above, supplies as a percentage of total revenue was 17.0% for the three months ended June 30, 2025.
Rents and leases — Rents and leases were $28.0 million for each of the three months ended June 30, 2026 and 2025.
Rents and leases, related party — Rents and leases, related party, consisted of lease expense related to the Ventas Master
Lease, under which we lease 10 of our facilities, and other lease agreements with Ventas for certain medical office buildings.
Rents and leases, related party, were $38.7 million and $37.8 million for the three months ended June 30, 2026 and 2025, respectively.
Other operating expenses — Other operating expenses as a percentage of total revenue were 10.8% for the three months ended June 30, 2026 compared to 10.0% for the same prior year period. Other operating expenses are comprised primarily of repairs and maintenance, utilities, insurance (including professional liability insurance) and provider assessments. When total revenue is normalized for the recognition of two quarters of New Mexico's Medicaid supplemental payment program revenue during the three months ended June 30, 2025 as described above, other operating expenses as a percentage of total revenue were 10.4% for the three months ended June 30, 2025.  The increase in other operating expenses as a percentage of total revenue, normalized for the recognition of two quarters of New Mexico's Medicaid supplemental payment program revenue during the prior year period, was primarily due to increases in provider assessments related to Medicaid supplemental payment programs and professional and general liability expense compared to the same prior year period.
Interest expense — Interest expense was $12.6 million and $14.7 million for the three months ended June 30, 2026 and 2025, respectively.
Other non-operating losses — Other non-operating losses were $0.6 million for the three months ended June 30, 2025.
Income tax expense — We recorded income tax expense of $8.5 million, which equates to an effective tax rate of 19.7%, for the three months ended June 30, 2026 compared to income tax expense of $26.3 million, which equates to an effective tax rate of 21.6%, for the same prior year period. The decrease in the effective tax rate was driven by an increase in noncontrolling interest earnings as a percentage of pre-tax income.
Net income attributable to noncontrolling interests — During the three months ended June 30, 2026 and 2025, net income attributable to noncontrolling interests was $17.8 million and $22.8 million, respectively, which consisted of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated though limited liability companies ("LLCs") and consolidated by us. Income from operations before income taxes related to these LLCs was
$57.7 million and $68.0 million for the three months ended June 30, 2026 and 2025, respectively.
Overview of the Six Months Ended June 30, 2026
Total revenue for the six months ended June 30, 2026 increased $81.6 million, or 2.6%, compared to the same prior year period. The increase in total revenue for the six months ended June 30, 2026 was driven by an increase in adjusted admissions of 2.3% and an increase in net patient service revenue per adjusted admission of 0.6%. The increase in adjusted admissions was primarily attributable to an increase in outpatient service revenue driven by a shift from inpatient to outpatient sites of care and growth in physician and urgent care clinic visits partially offset by declines in admissions, total surgeries, and emergency room visits of 1.1%, 0.9%, and 1.5%, respectively. The increase in net patient service revenue per adjusted admission was primarily attributable to contractual rate increases from managed care payors and an increase in revenue from Medicaid supplemental payment programs of $21.1 million compared to the same prior year period.
Total operating expenses increased $160.0 million, and increased 2.5% as a percentage of total revenue, for the six months ended June 30, 2026 compared to the same prior year period. The increase in total operating expenses as a percentage of total revenue was primarily attributable to increases in professional fees driven by higher costs for hospital-based providers due to rising physician-related expenses and other operating expenses driven by increases in provider assessments related to
Medicaid supplemental payment programs and professional and general liability expense compared to the same prior year period.
Comparison of the Six Months Ended June 30, 2026 and 2025
Total revenue — Total revenue for the six months ended June 30, 2026 increased $81.6 million, or 2.6%, compared to the same prior year period. The increase in total revenue for the six months ended June 30, 2026 was driven by an increase in adjusted admissions of 2.3% and an increase in net patient service revenue per adjusted admission of 0.6%. The increase in adjusted admissions was primarily attributable to an increase in outpatient service revenue driven by a shift from inpatient to outpatient sites of care and growth in physician and urgent care clinic visits partially offset by declines in admissions, total surgeries, and emergency room visits of 1.1%, 0.9%, and 1.5%, respectively. The increase in net patient service revenue per adjusted admission was primarily attributable to contractual rate increases from managed care payors and an increase in revenue from Medicaid supplemental payment programs of $21.1 million compared to the same prior year period.
Salaries and benefits — Salaries and benefits as a percentage of total revenue were 41.5% for the six months ended June 30,
2026 compared to 42.3% for the same prior year period. The decrease in salaries and benefits as a percentage of total revenue was primarily attributable to the ongoing execution of strategic productivity initiatives, including a reduction in contract labor of 41.5% compared to the same prior year period.
Professional fees — Professional fees as a percentage of total revenue were 20.0% for the six months ended June 30, 2026 compared to 18.4% for the same prior year period. The increase in professional fees as a percentage of total revenue was primarily attributable to higher costs for hospital-based providers due to rising physician-related expenses during the six months ended June 30, 2026 compared to the same prior year period.

Supplies — Supplies as a percentage of total revenue were 17.0% for the six months ended June 30, 2026 compared to 16.8%
for the same prior year period.
Rents and leases — Rents and leases were $55.0 million and $55.6 million for the six months ended June 30, 2026 and 2025, respectively.
Rents and leases, related party — Rents and leases, related party, consisted of lease expense related to the Ventas Master
Lease and other lease agreements with Ventas for certain medical office buildings. Rents and leases, related party, were $77.4 million and $75.9 million for the six months ended June 30, 2026 and 2025, respectively.
Other operating expenses — Other operating expenses as a percentage of total revenue were 10.5% for the six months ended
June 30, 2026 compared to 9.5% for the same prior year period. The increase in other operating expenses as a percentage of total revenue was primarily due to increases in provider assessments related to Medicaid supplemental payment programs and professional and general liability expense compared to the same prior year period.
Interest expense — Interest expense was $24.8 million and $28.9 million for the six months ended June 30, 2026 and 2025, respectively.
Other non-operating gains — Other non-operating gains were $5.9 million and $20.7 million for the six months ended June
30, 2026 and 2025, respectively. During the six months ended June 30, 2025, other non-operating gains included a gain on business interruption insurance proceeds of $21.5 million related to a cybersecurity incident that impacted our operations and information technology systems in November 2023 (the "Cybersecurity Incident").
Income tax expense — We recorded income tax expense of $24.6 million, which equates to an effective tax rate of 20.9%, for the six months ended June 30, 2026 compared to income tax expense of $41.5 million, which equates to an effective tax rate of 21.2%, for the same prior year period.
Net income attributable to noncontrolling interests — During the six months ended June 30, 2026 and 2025, net income attributable to noncontrolling interests was $36.4 million and $40.3 million, respectively, which consists of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated though limited liability companies and consolidated by us. Income from operations before income taxes related to these limited liability companies was $120.6 million and $130.6 million for the six months ended June 30, 2026 and 2025, respectively.

Supplemental Non-GAAP Information
We have included certain financial measures that have not been prepared in a manner that complies with U.S. generally accepted accounting principles ("GAAP"), including Adjusted EBITDA and Adjusted EBITDAR. We define these terms as follows:
Performance Measure
•"Adjusted EBITDA" is defined as net income plus (i) provision for income taxes, (ii) interest expense and (iii)
depreciation and amortization expense (or EBITDA), as adjusted to deduct noncontrolling interest earnings, and excludes the effects of other non-operating losses; Cybersecurity Incident recoveries, net of incremental information technology and litigation costs; certain legal matters and related costs; other expenses, including development, restructuring and enterprise system conversion costs; equity-based compensation expense; and loss (income) from disposed operations. See "Supplemental Non-GAAP  Performance Measure."
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$34,689	$95,701	$93,177	$154,666
Adjusted EBITDA Addbacks:
Income tax expense	8,514	26,291	24,617	41,524
Interest expense	12,569	14,729	24,780	28,905
Depreciation and amortization	41,342	39,309	84,328	75,510
Noncontrolling interest earnings	(17,790)	(22,751)	(36,428)	(40,333)
Other non-operating losses (a)	—	560	—	777
Cybersecurity Incident recoveries, net (b)	—	—	—	(19,705)
Certain legal matters and related costs	462	—	2,464	—
Other expenses, including development, restructuring and enterprise system conversion costs (c)	27,207	4,781	34,995	6,188
Equity-based compensation	7,952	11,246	16,881	20,509
Loss (income) from disposed operations	6	7	(5,877)	33
Adjusted EBITDA	$114,951	$169,873	$238,937	$268,074
(a)Other non-operating losses include losses realized on certain non-recurring events or events that are non-operational in nature.
(b)Cybersecurity Incident recoveries, net represent insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs.
(c)Other expenses, including development, restructuring and enterprise system conversion costs consist of (i) enterprise restructuring costs, including severance costs related to workforce reductions for restructuring and CEO transition, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities, (iii) third-party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions, and (iv) various costs incurred in connection with our enterprise resource planning system conversion. These costs included (i) salaries and benefits of $17.2 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively, and $21.5 million and $3.2 million for the six months ended June 30, 2026 and
2025, respectively, (ii) professional fees of $9.8 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and $13.1 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively, and (iii) other expenses of $0.2 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively. The increase in salaries and benefits for the three and six months ended June
30, 2026, compared to the respective prior year periods, was primarily driven by non-recurring severance costs as a result of workforce reductions in connection with enterprise restructuring activity and transition of the CEO during the current period. The increase in professional fees for the three and six months ended June 30, 2026, compared to the respective prior year periods, was primarily attributable to incremental third-party costs incurred in connection with enterprise restructuring activity and enterprise resource planning system conversion during the current period.
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
At June 30, 2026, we had total cash and cash equivalents of $724.5 million and available liquidity of $992.5 million. Our available liquidity was comprised of $724.5 million of total cash and cash equivalents plus $268.0 million in available capacity under the ABL Credit Agreement, which is reduced by outstanding borrowings and outstanding letters of credit. At
June 30, 2026, our net leverage ratio was 0.8x, and our lease-adjusted net leverage ratio was 2.6x. Our lease-adjusted net leverage is calculated as net debt, plus 8.0x trailing twelve month REIT rent expense, divided by the trailing twelve month
Adjusted EBITDAR as of June 30, 2026.

Cash Flows
The following table summarizes certain elements of the statements of cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$136,513	$92,703
Net cash used in investing activities	(67,082)	(69,369)
Net cash used in financing activities	(54,556)	(39,490)
Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2026 totaled $136.5 million compared to $92.7 million for the same prior year period. The increase in operating cash flows during the six months ended June 30, 2026 was primarily attributable to positive changes in net working capital of $102.9 million. The changes in net working capital primarily consisted of increases in prepaid expenses and other current assets driven primarily by the timing of Medicaid supplemental payment program funding and assessments and an increase in accrued salaries and benefits. The positive impact of changes in working capital during the six months ended June 30, 2026 were partially offset by a decrease in net income of
$61.5 million compared to the same prior year period.
Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2026 totaled $67.1 million compared to $69.4 million for the same prior year period. Capital expenditures for property and equipment were $66.8 million and $69.1 million for the six months ended June 30, 2026 and 2025, respectively.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2026 totaled $54.6 million compared to $39.5 million for the same prior year period. During the six months ended June 30, 2026, cash flows used in financing activities included distributions paid to noncontrolling interests of $44.1 million, payments of principal on long-term debt of $6.9 million, net proceeds from insurance financing arrangements of $8.8 million, and repurchases of common stock of $13.0 million.
Cash flows used in financing activities for the six months ended June 30, 2025 included distributions paid to noncontrolling interests of $39.5 million, payments of principal on long-term debt of $2.9 million, and net proceeds from insurance financing arrangements of $4.4 million.
Capital Expenditures
We make significant, targeted investments to maintain and modernize our facilities, introduce new technologies, and expand our service offerings. We expect to finance future capital expenditures with internally generated and borrowed funds. Capital expenditures for property and equipment were $66.8 million and $69.1 million for the six months ended June 30, 2026 and
2025, respectively.
Ventas Master Lease
Effective August 4, 2015, we sold the real property for ten of our hospitals to Ventas, which is a related party as, prior to our initial public offering ("IPO"), it was a common unit holder of Ardent Health Partners, LLC and owned shares of common stock of AHP Health Partners and had a representative serving on our board of managers. Concurrent with this transaction, we entered into a 20-year master lease agreement that expires in August 2035 (with a renewal option for an additional ten years) to lease back the real estate. We lease ten of our hospitals pursuant to the Ventas Master Lease. As of June 30, 2026,
Ventas beneficially owned approximately 6.6% of our outstanding common stock.

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
We recorded rent expense of $38.7 million and $37.8 million for the three months ended June 30, 2026 and 2025, respectively, and $77.4 million and $75.9 million for the six months ended June 30, 2026 and 2025, respectively, related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings.
Senior Secured Credit Facilities
Effective August 24, 2021, we entered into a senior secured term loan facility (the "Term Loan B Facility"). The credit agreement governing the Term Loan B Facility (the "Term Loan B Credit Agreement") provided funding up to a principal amount of $900.0 million with a seven-year maturity. Principal under the Term Loan B Facility was due in quarterly installments of 0.25% of the initial $900.0 million principal amount as of the execution of the credit agreement (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon maturity of the Term Loan B Facility. Effective June 8, 2023, we amended the Term Loan B Credit Agreement to replace the
London Interbank Offered Rate ("LIBOR") with the Term Secured Overnight Financing Rate ("SOFR") and Daily Simple
SOFR (each as defined in the amended Term Loan B Credit Agreement) as the reference interest rate. On June 26, 2024, we prepaid $100.0 million of the $877.5 million outstanding borrowings under the Term Loan B Facility using cash on hand, which prepaid all remaining required quarterly principal payments; no modification was made to the Term Loan B Credit
Agreement as a result of this prepayment. Effective July 19, 2024, pursuant to the terms of the Term Loan B Credit
Agreement and as a result of the IPO, the applicable margin was automatically reduced by 25 basis points to 3.25% over
Term SOFR and 2.25% over the base rate. On September 18, 2024, we executed an amendment to reprice our Term Loan B
Credit Agreement. The repricing reduced the applicable interest rate by 50 basis points from Term SOFR plus 3.25% to Term
SOFR plus 2.75% and from the base rate plus 2.25% to the base rate plus 1.75%, and it eliminated the credit spread adjustment. No modifications were made to the maturity of the loans as a result of the repricing, and all other terms of the
Term Loan B Credit Agreement were substantially unchanged. On September 18, 2025, we executed an amendment to the
Term Loan B Credit Agreement to refinance the outstanding term loans under the Term Loan B Facility. The amendment (i)
reduced the applicable interest rate by 50 basis points from Term SOFR (as defined in the amended Term Loan B Credit
Agreement) plus 2.75% to Term SOFR plus 2.25% and from the base rate plus 1.75% to the base rate plus 1.25%, (ii)
extended the maturity date to September 18, 2032, (iii) increased the baskets for certain fixed dollar negative covenants and
(iv) reestablished principal payments under the amended Term Loan B Facility, which are due in consecutive equal quarterly installments of 0.25% of the refinanced $777.5 million principal amount beginning on December 31, 2025 (subject to certain reductions from time to time as a result of the application of prepayments), with the remaining balance due upon the new maturity date in September 2032.
Effective July 8, 2021, we entered into the ABL Credit Agreement, which was amended to extend the maturity and increase the revolving commitment on June 26, 2024. The ABL Credit Agreement (as so amended) consists of a $325.0 million senior secured asset-based revolving credit facility with a five year maturity, comprised of (i) a $275.0 million non-UT Health East
Texas borrowers tranche (the "non-UT Health East Texas ABL Facility") and (ii) a $50.0 million UT Health East Texas borrowers tranche available to our AHS East Texas Health System, LLC subsidiary and certain of its subsidiaries (the "UT
Health East Texas ABL Facility" and, together with the non-UT Health East Texas ABL Facility, the "ABL Facilities"), each subject to a borrowing base. The ABL Facilities mature on June 26, 2029. On September 18, 2025, we further amended the
ABL Credit Agreement to align its covenants to those in the amended Term Loan B Credit Agreement.
We refer to the Term Loan B Facility and the ABL Facilities collectively herein as the "Senior Secured Credit Facilities."
Subject to certain exceptions, the ABL Facilities are secured by first priority liens over substantially all of our and each guarantor’s accounts and other receivables, chattel paper, deposit accounts and securities accounts, general intangibles, instruments, investment property, commercial tort claims and letters of credit relating to the foregoing, along with books, records and documents, and proceeds thereof (the "ABL Priority Collateral"), and a second priority lien over substantially all of our and each guarantor’s other assets (including all of the capital stock of the domestic guarantors and first priority mortgage liens on any fee-owned real property valued in excess of $5,000,000) (the "Term Priority Collateral"). The obligations of the UT Health East Texas ABL Facility are not secured by the assets of the subsidiaries that are also Tenants and certain other subsidiaries related to the Tenants. The obligations under the Term Loan B Facility and the ABL Facilities in excess of the maximum aggregate dollar cap amount permitted to be guaranteed by the Tenants are not secured by the assets of the Tenants.
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
The Issuer may redeem the 5.75% Senior Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, subject to compliance with certain conditions.
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
Contractual Obligations and Contingencies
The following table provides a summary of our commitments and contractual obligations for debt, minimum lease payment obligations under non-cancelable leases and other obligations as of June 30, 2026 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt obligations, with interest	$1,466,412	$50,846	$163,512	$423,303	$828,751
Deferred financing obligations, with interest	42,483	7,456	20,274	13,644	1,109
Operating leases	2,821,626	101,826	393,974	354,162	1,971,664
Estimated self-insurance liabilities	214,781	28,351	28,762	104,388	53,280
Total	$4,545,302	$188,479	$606,522	$895,497	$2,854,804
Outstanding letters of credit are required principally by certain insurers and states to collateralize our workers' compensation programs and self-insured retentions associated with our professional and general liability insurance programs. As of June 30,
2026, we maintained outstanding letters of credit of approximately $30.5 million, which included interest of $2.5 million.
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

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2026	2026
Net income	$34,689	$93,177
Adjusted EBITDAR Addbacks:
Income tax expense	8,514	24,617
Interest expense	12,569	24,780
Depreciation and amortization	41,342	84,328
Noncontrolling interest earnings	(17,790)	(36,428)
Certain legal matters and related costs	462	2,464
Other expenses, including development, restructuring and enterprise system conversion costs (a)	27,207	34,995
Equity-based compensation	7,952	16,881
Loss (income) from disposed operations	6	(5,877)
Rent expense payable to REITs (b)	41,579	83,135
Adjusted EBITDAR	$156,530	$322,072
(a)Other expenses, including development, restructuring and enterprise system conversion costs consist of (i) enterprise restructuring costs, including severance costs related to workforce reductions for restructuring and CEO transition, (ii) penalties and costs incurred for terminating pre-existing contracts at acquired facilities, (iii) third-party professional fees and expenses, salaries and benefits, and other internal expenses incurred in connection with potential and completed acquisitions, and (iv) various costs incurred in connection with our enterprise resource planning system conversion. For the three and six months ended June 30, 2026 these costs included (i) salaries and benefits of $17.2 million and $21.5 million, respectively, (ii) professional fees of $9.8 million and $13.1 million, respectively, and (iii)
other expenses of $0.2 million and $0.4 million, respectively.
(b)Rent expense payable to REITs for the three and six months ended June 30, 2026 consists of rent expense of $38.7 million and $77.4 million, respectively, related to the Ventas Master Lease and other lease agreements with Ventas for medical office buildings and rent expense of $2.8 million and $5.7 million, respectively, related to a lease arrangement with MPT for the lease of Hackensack Meridian
Mountainside Medical Center.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At June 30, 2026, the following components of our Senior Secured Credit Facilities bore interest at variable rates at specified margins above either the agent bank’s alternate base rate or Term SOFR: (i) a $777.5 million, seven-year term loan;
and (ii) a $325.0 million, five-year asset-based revolving credit facility. As of June 30, 2026, we had outstanding variable rate debt of $761.1 million.
At June 30, 2026, we had interest rate swap agreements with notional amounts totaling $400.4 million, expiring June 26,
2029. Please refer to Note 5, Interest Rate Swap Agreements, to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on the interest rate swap agreements. Under the
February 2025 Agreements, expiring June 26, 2029, we are required to make monthly fixed rate payments at annual rates ranging from 3.97% to 3.98% and the counterparties are required to make monthly floating rate payments to us based on one-
month Term SOFR, each subject to a floor of 0.50%.
Although changes in the alternate base rate or Term SOFR would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our variable rate debt on our consolidated financial position, results of operations or cash flows would not be material. Based on the outstanding borrowings and impact of the interest rate swaps in place at June 30, 2026, a one percent change in the interest rate would result in a $3.8 million increase or decrease in our annual interest expense.
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
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the
Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the
Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in the section entitled "Risk Factors" included in the Annual
Report, which are incorporated by reference herein.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 2025, our Board of Directors authorized a stock repurchase program pursuant to which we may repurchase an aggregate of up to $50.0 million of our common stock through open market purchases, privately negotiated transactions, block trades or other transactions in accordance with applicable securities laws, subject to market conditions and other factors. The program has no expiration date. At June 30, 2026, there was approximately $33.7 million of stock repurchase authorization remaining under the stock repurchase program. All repurchases under the program during the three months ended June 30, 2026, as shown below, were made in the open market.
During the three months ended June 30, 2026, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2026 - April 30, 2026	84,837	$8.73	—	$46.8
May 1, 2026 - May 31, 2026	7,970	$9.97	—	$46.8
June 1, 2026 - June 30, 2026	1,544,665	$9.38	1,397,765	$33.7
Total	1,637,472	$9.35	1,397,765

(1)	Includes 239,707 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock unit awards.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the
Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

Exhibit Number	Description

2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2024)
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2025)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 23, 2025)
10.1
Employment Agreement, effective as of June 2, 2026, by and between AHS Management Company, Inc. and Dave Caspers
(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2026)

10.2
Separation Agreement and General Release, dated as of June 26, 2026, by and between AHS Management Company, Inc.
and Martin J. Bonick (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on
June 30, 2026)

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

* Filed herewith
** This certification will not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDENT HEALTH, INC.

Date: August 10, 2026	By:	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)