Form 10-Q
period 2026-09-30
Ardent Health, Inc.
filed 2026-11-05
CIK 1756655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, the Registrant had 140,936,393 shares of common stock outstanding.

i

 ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$1,624,856	$1,576,746	$4,848,971	$4,719,260
Expenses:
Salaries and benefits	647,940	676,962	1,985,557	2,006,311
Professional fees	327,805	305,083	972,718	882,952
Supplies	283,127	275,881	831,301	805,375
Rents and leases	27,785	26,386	82,823	81,972
Rents and leases, related party	38,984	38,106	116,356	113,975
Other operating expenses	162,814	198,714	502,803	493,179
Interest expense	15,317	13,914	40,097	42,819
Depreciation and amortization	41,059	39,156	125,387	114,666
Loss on extinguishment and modification of debt	—	7,344	—	7,344
Other non-operating gains	(1,000)	(2,597)	(6,890)	(23,320)
Total operating expenses	1,543,831	1,578,949	4,650,152	4,525,273
Income (loss) before income taxes	81,025	(2,203)	198,819	193,987
Income tax expense (benefit)	17,638	(3,410)	42,255	38,114
Net income	63,387	1,207	156,564	155,873
Net income attributable to noncontrolling interests	18,871	24,685	55,299	65,018
Net income (loss) attributable to Ardent Health, Inc.	$44,516	$(23,478)	$101,265	$90,855

Net income (loss) per share:
Basic	$0.32	$(0.17)	$0.72	$0.65
Diluted	$0.31	$(0.17)	$0.71	$0.64
Weighted-average common shares outstanding:
Basic	140,593,457	141,226,862	141,180,120	140,569,409
Diluted	141,704,656	141,226,862	142,174,942	141,242,065
The accompanying notes are an integral part of these condensed consolidated financial statements.

 ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS) STATEMENTS
Unaudited
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$63,387	$1,207	$156,564	$155,873
Other comprehensive income (loss)
Change in fair value of interest rate swaps	8,247	(3,029)	12,268	(16,740)
Other comprehensive income (loss) before income taxes	8,247	(3,029)	12,268	(16,740)
Income tax expense (benefit) related to other comprehensive income (loss) items	2,153	(791)	3,202	(4,369)
Other comprehensive income (loss), net of income taxes	6,094	(2,238)	9,066	(12,371)
Comprehensive income (loss)	69,481	(1,031)	165,630	143,502
Comprehensive income attributable to noncontrolling interests	18,871	24,685	55,299	65,018
Comprehensive income (loss) attributable to Ardent Health, Inc.	$50,610	$(25,716)	$110,331	$78,484
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(Dollars in thousands, except per share amounts)

	September 30, 2026 (1)	December 31, 2025 (1)
Assets
Current assets:
Cash and cash equivalents	$766,238	$709,601
Accounts receivable	661,845	686,102
Inventories	110,100	118,593
Prepaid expenses	119,726	112,646
Other current assets	378,896	431,882
Assets held for sale	133,649	—
Total current assets	2,170,454	2,058,824
Property and equipment, net	899,769	935,769
Operating lease right of use assets	318,076	292,651
Operating lease right of use assets, related party	895,779	915,599
Goodwill	861,856	879,451
Other intangible assets	87,020	89,335
Deferred income taxes	3,201	6,888
Other assets	116,864	111,691
Total assets	$5,353,019	$5,290,208

Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$28,763	$23,444
Accounts payable	399,035	457,936
Accrued salaries and benefits	274,135	296,260
Other accrued expenses and liabilities	260,163	268,904
Liabilities held for sale	55,262	—
Total current liabilities	1,017,358	1,046,544
Long-term debt, less current installments	1,069,688	1,075,782
Long-term operating lease liability	281,402	260,600
Long-term operating lease liability, related party	885,291	904,632
Self-insured liabilities	232,538	241,050
Other long-term liabilities	85,059	76,636
Total liabilities	3,571,336	3,605,244
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interests	(7,326)	(1,250)
Equity:
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 750,000,000 shares authorized; 140,931,614 and 142,864,171 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,409	1,429
Additional paid-in capital	786,447	788,472
Accumulated other comprehensive income (loss)	5,456	(3,610)
Retained earnings	602,872	501,607
Equity attributable to Ardent Health, Inc.	1,396,184	1,287,898
Noncontrolling interests	392,825	398,316
Total equity	1,789,009	1,686,214
Total liabilities and equity	$5,353,019	$5,290,208
(1)  As of September 30, 2026 and December 31, 2025, the unaudited condensed consolidated balance sheets included total liabilities of consolidated variable interest entities of
$301.7 million and $335.1 million, respectively. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$156,564	$155,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,387	114,666
Other non-operating (gains) losses	(1,886)	1,275
Loss on extinguishment and modification of debt	—	515
Amortization of deferred financing costs and debt discounts	2,432	3,568
Deferred income taxes	10,202	14,884
Equity-based compensation	24,194	30,183
Income from non-consolidated affiliates	(12,251)	(1,409)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(9,129)	16,594
Inventories	1,961	(6,308)
Prepaid expenses and other current assets	54,879	(47,361)
Accounts payable and other accrued expenses and liabilities	(79,925)	(15,716)
Accrued salaries and benefits	(13,988)	(19,689)
Net cash provided by operating activities	258,440	247,075
Cash flows from investing activities:
Purchases of property and equipment	(115,576)	(127,909)
Other	8,357	(92)
Net cash used in investing activities	(107,219)	(128,001)
Cash flows from financing activities:
Proceeds from insurance financing arrangements	23,493	15,607
Payments of principal on insurance financing arrangements	(14,434)	(10,751)
Payments of principal on long-term debt	(10,778)	(4,506)
Debt issuance costs	—	(2,573)
Distributions to noncontrolling interests	(68,371)	(62,366)
Repurchase of common stock	(24,011)	—
Other	(483)	(1,829)
Net cash used in financing activities	(94,584)	(66,418)
Net increase in cash and cash equivalents	56,637	52,656
Cash and cash equivalents at beginning of period	709,601	556,785
Cash and cash equivalents at end of period	$766,238	$609,441

Supplemental Cash Flow Information:
Non-cash purchases of property and equipment	$693	$13,509
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

ARDENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited
(Dollars in thousands)

		Equity Attributable to Ardent Health, Inc.					Non- controlling Interests	Total Equity
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
		Shares	Amount
Balance at December 31, 2025	$(1,250)	142,864,171	$1,429	$788,472	$(3,610)	$501,607	$398,316	$1,686,214
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	39,850	—	39,850
Net income attributable to noncontrolling interests	—	—	—	—	—	—	21,151	21,151
Net loss attributable to redeemable noncontrolling interests	(2,513)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,164	—	—	1,164
Distributions to noncontrolling interests	—	—	—	—	—	—	(21,314)	(21,314)
Vesting of restricted stock unit awards	—	275,928	2	(1,016)	—	—	—	(1,014)
Forfeiture of restricted stock awards	—	(6,274)	—	—	—	—	—	—
Equity-based compensation	—	—	—	8,929	—	—	—	8,929
Balance at March 31, 2026	$(3,763)	143,133,825	$1,431	$796,385	$(2,446)	$541,457	$398,153	$1,734,980
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	16,899	—	16,899
Net income attributable to noncontrolling interests	—	—	—	—	—	—	18,685	18,685
Net loss attributable to redeemable noncontrolling interests	(895)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,808	—	—	1,808
Proceeds from the sale of noncontrolling interest	—	—	—	1,218	—	—	1,505	2,723
Distributions to noncontrolling interests	—	—	—	—	—	—	(22,829)	(22,829)
Repurchase of common stock	—	(1,397,765)	(14)	(13,146)	—	—	—	(13,160)
Vesting of restricted stock unit awards	—	640,199	7	(998)	—	—	—	(991)
Forfeiture of restricted stock awards	—	(465,361)	(5)	—	—	—	—	(5)
Equity-based compensation	—	—	—	7,952	—	—	—	7,952
Balance at June 30, 2026	$(4,658)	141,910,898	$1,419	$791,411	$(638)	$558,356	$395,514	$1,746,062
Net income attributable to Ardent Health, Inc.	—	—	—	—	—	44,516	—	44,516
Net income attributable to noncontrolling interests	—	—	—	—	—	—	21,539	21,539
Net loss attributable to redeemable noncontrolling interests	(2,668)	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	6,094	—	—	6,094
Distributions to noncontrolling interests	—	—	—	—	—	—	(24,228)	(24,228)
Repurchase of common stock	—	(1,039,500)	(10)	(11,080)	—	—	—	(11,090)
Vesting of restricted stock unit awards	—	62,915	1	(1,197)	—	—	—	(1,196)
Forfeiture of restricted stock awards	—	(2,699)	(1)	—	—	—	—	(1)
Equity-based compensation	—	—	—	7,313	—	—	—	7,313
Balance at September 30, 2026	$(7,326)	140,931,614	$1,409	$786,447	$5,456	$602,872	$392,825	$1,789,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARDENT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
changed its name to Ardent Health, Inc. Ardent Health, Inc. is a holding company that has affiliates that operate acute care hospitals and other healthcare facilities and employ physicians. The terms "Ardent," the "Company," "we," "our" and "us," as used in these notes to the unaudited condensed consolidated financial statements, refer to Ardent Health, Inc. and its affiliates unless stated otherwise or indicated by context. The term "affiliates" includes direct and indirect subsidiaries of Ardent and partnerships and joint ventures in which such subsidiaries are equity owners. At September 30, 2026, the Company operated
30 acute care hospitals in six states, including one managed hospital, two rehabilitation hospitals and two surgical hospitals.
Basis of Presentation
The financial statements include the unaudited condensed consolidated balance sheets, income statements, comprehensive income (loss) statements, statements of cash flows and statements of changes in equity of the Company and its affiliates, which are controlled by the Company through the Company's direct or indirect ownership of a majority equity interest and rights granted to the Company through certain variable interests. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included.
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
General and Administrative Costs
The majority of the Company's expenses are "cost of revenue" items. Costs that could be classified as general and administrative by the Company include its corporate office costs and centralized corporate services, such as human resources, information technology, and finance, which were $42.4 million and $36.5 million for the three months ended September 30,
2026 and 2025, respectively, and $152.2 million and $104.0 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in general and administrative costs for the nine months ended September 30, 2026 compared to the prior year period was primarily attributable to increased salaries and benefits expense related to non-recurring severance costs incurred for workforce reductions in connection with enterprise restructuring activity and transition of the Company's former chief executive officer during the current period.
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
The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company's involvement with a VIE could cause the Company's consolidation conclusion to change. The consolidation status of the VIEs with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively.
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

As of September 30, 2026 and December 31, 2025, nine of the Company's hospitals were owned and operated through LLCs that have been determined to be VIEs and were consolidated by the Company. Consolidated assets at September 30, 2026 and
December 31, 2025 included total assets of VIEs equal to $1.3 billion. The Company's VIEs do not have creditors that have recourse to the Company. As the structure and nature of business are very similar for each of the LLCs, they are discussed and presented herein on a combined basis.

The total liabilities of VIEs included in the Company's unaudited condensed consolidated balance sheets are shown below (in thousands):

	September 30, 2026	December 31, 2025
Current liabilities:
Current installments of long-term debt	$3,551	$3,635
Accounts payable	81,548	102,482
Accrued salaries and benefits	27,302	36,900
Other accrued expenses and liabilities	43,939	67,419
Liabilities held for sale	55,262	—
Total current liabilities	211,602	210,436
Long-term debt, less current installments	6,988	9,734
Long-term operating lease liability	78,594	101,153
Long-term operating lease liability, related party	2,301	9,313
Self-insured liabilities	680	677
Other long-term liabilities	1,552	3,826
Total liabilities	$301,717	$335,139
Income from operations before income taxes attributable to VIEs was $61.3 million and $75.7 million for the three months ended September 30, 2026 and 2025, respectively, and $181.9 million and $206.3 million for the nine months ended
September 30, 2026 and 2025, respectively.
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
Medicare and Medicaid regulations and various managed care contracts, under which the discounts from the Company's standard charges must be calculated, are complex and subject to interpretation and adjustment. The classification and documentation of healthcare services, as well as the medical necessity of the services authorized and provided, are also often subject to interpretation. The Company estimates contractual adjustments on a payor-specific basis based on its interpretation of the applicable regulations or contract terms and the historical collection experience of each payor, and these interpretations may result in payments that differ from the Company's estimates. Because updated regulations and contract renegotiations occur frequently, management continually reviews and assesses these estimates.
Final determination of amounts earned under Medicare, Medicaid and other third party payor programs often occurs in subsequent years because of audits by the programs, rights of appeal, and the application of technical provisions. Estimated reimbursement amounts, which are recorded within net patient service revenue in the period in which the related services are rendered, are adjusted in subsequent periods as determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the "cost report" filing and settlement process). Differences between original estimates and subsequent revisions, including final settlements, are recorded as adjustments to net patient service revenue in the period in which such revisions become known. These adjustments resulted in an increase to net patient service revenue of $15.6 million and $4.5 million for the three months ended September 30, 2026 and 2025, respectively, and an increase to net patient service revenue of $18.0 million and $13.7 million for the nine months ended September 30, 2026 and 2025, respectively.
At September 30, 2026 and December 31, 2025, the Company's settlements under reimbursement agreements with third party payors were a net receivable of $13.3 million and a net payable of $7.8 million, respectively, reflecting a receivable of $29.8 million and $21.1 million, respectively, included in other current assets and a payable of $16.5 million and $28.9 million, respectively, included in other accrued expenses and liabilities in the unaudited condensed consolidated balance sheets.
Amounts earned under prospective payment and other reimbursement activities remain subject to review by appropriate governmental authorities or their agents. In the opinion of the Company's management, adequate provision has been made for any adjustments that may result from such reviews.
Subsequent adjustments that are determined to be the result of an adverse change in the patient's or the payor's ability to pay are recognized as bad debt expense. Bad debt expense for the three and nine months ended September 30, 2026 and 2025 was not material to the Company.
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

Payor Mix
The Company's total revenue is presented in the following table (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total Revenue	Amount	% of Total Revenue
Medicare	$641,667	39.5%	$599,491	38.0%	$1,962,379	40.5%	$1,838,885	38.9%
Medicaid	152,185	9.4%	154,120	9.8%	470,686	9.7%	463,196	9.9%
Other managed care	715,870	44.1%	701,279	44.5%	2,088,882	43.1%	2,070,484	43.9%
Self-pay and other	87,129	5.3%	86,307	5.4%	254,740	5.2%	259,390	5.5%
Net patient service revenue	$1,596,851	98.3%	$1,541,197	97.7%	$4,776,687	98.5%	$4,631,955	98.2%
Other revenue	28,005	1.7%	35,549	2.3%	72,284	1.5%	87,305	1.8%
Total revenue	$1,624,856	100.0%	$1,576,746	100.0%	$4,848,971	100.0%	$4,719,260	100.0%

Charity Care
The Company provides care without charge to certain patients who qualify under the local charity care policy of the hospital where the patient receives services. The Company estimates that its costs of care provided under its charity care programs approximated $7.4 million and $6.4 million for the three months ended September 30, 2026 and 2025, respectively, and
$22.7 million and $50.2 million for the nine months ended September 30, 2026 and 2025, respectively. The Company does not report a charity care patient's charges in revenue as it is the Company's policy not to pursue collection of amounts related to these patients, and therefore contracts with these patients do not exist.
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
Market Risks
The Company's revenue is subject to potential regulatory and economic changes in certain states where the Company generates significant revenue. The following is an analysis by state of revenue as a percentage of the Company's total revenue for those states in which the Company generates significant revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Oklahoma	23.6%	23.8%	23.1%	23.6%
New Mexico	16.8%	17.0%	17.5%	17.1%
Texas	35.9%	35.3%	35.5%	35.8%
New Jersey	10.2%	10.3%	10.3%	10.2%
Other	13.5%	13.6%	13.6%	13.3%
Total	100.0%	100.0%	100.0%	100.0%
Acquisitions
Acquisitions are accounted for using the acquisition method of accounting and the results of operations are included in the unaudited condensed consolidated income statement from the respective dates of acquisition. The purchase price of these transactions is allocated to the assets acquired, liabilities assumed, and, if applicable, noncontrolling interests based upon their respective fair values as of the acquisition date. Provisional amounts may be adjusted during the measurement period as additional information is obtained about facts and circumstances that existed as of the acquisition date. The measurement period ends when the Company receives the information necessary to finalize the accounting, but may not exceed one year from the acquisition date. The Company records the excess of the purchase price allocation over those fair values as goodwill.
Divestitures
On September 28, 2026, the Company entered into a definitive agreement to sell its 70.5% equity interest in The University of Kansas Health System – St. Francis Campus ("St. Francis") to the University of Kansas Hospital Authority for
$58.4 million. The sale is expected to close in the fourth quarter of 2026, subject to customary closing conditions. The results of operations for St. Francis until the effective date of the sale are classified as part of continuing operations as the disposal group did not meet the criteria for reporting as a discontinued operation.
The assets and liabilities of St. Francis were classified as held for sale within current assets and current liabilities on the condensed consolidated balance sheet at September 30, 2026. Prior period amounts were not reclassified. The following table presents the major classes of assets and liabilities of the held for sale disposal group (in thousands):

September 30, 2026
Accounts receivable	$34,132
Other current assets	19,871
Property and equipment, net	29,729
Operating lease right of use assets	10,194
Operating lease right of use assets, related party	8,604
Goodwill	17,406
Other classes of assets that are not major	13,713
Total assets held for sale	$133,649

Accounts payable	18,021
Accrued salaries and benefits	8,062
Other accrued expenses and liabilities	10,203
Long-term operating lease liability	9,968
Long-term operating lease liability, related party	6,920
Other classes of liabilities that are not major	2,088
Total liabilities held for sale	$55,262
Investments in Equity Securities
The Company holds an option to acquire equity securities of a privately held company (the "Investment"), and the Investment does not have a readily determinable fair value. The Company has elected to account for the Investment using the measurement alternative. Under the measurement alternative, an investment is recorded at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions involving identical or similar equity securities of the same issuer. The Investment is measured at fair value on a non-recurring basis as of the date observable price changes occur. Its fair value is categorized as Level 2 within the fair value hierarchy because the valuation methods use inputs that are primarily observable, such as the transaction price, and any unobservable inputs are not considered significant. Recording upward or downward adjustments to the carrying value of the Investment as a result of observable price changes requires quantitative assessments of the fair value using various valuation methodologies and involves the use of estimates.
During the first quarter of 2026, the Company recorded an upward adjustment of $10.9 million to the carrying value of the
Investment based on observable price changes in the form of equity financings of the privately held company. During the third quarter of 2026, the Company acquired equity in the privately held company by partially exercising approximately 44%
of the option and concurrently sold the acquired equity for net proceeds of $9.6 million. The Company has not recognized any impairments or downward adjustments related to the Investment.

The following is a summary of unrealized and realized gains on the Investment recognized during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net gain recognized during the period on equity securities	$4,363	$—	$15,263	$—
Less: Net gain recognized during the period on equity securities sold during the period	$1,336	$—	$6,106	$—
Unrealized gains recognized during the period on equity securities still held at the reporting date	$3,027	$—	$9,157	$—
Unrealized and realized gains and losses on the Investment are recorded within other operating expenses on the condensed consolidated income statements, and the carrying value of the Investment is recorded within other assets on the condensed consolidated balance sheets. As of September 30, 2026, the carrying value of the remaining Investment was $13.6 million, inclusive of $9.2 million of cumulative upward adjustments. As of December 31, 2025, the carrying value of the Investment was $7.9 million.
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
Swap Agreements, for discussion of the fair value measurement of the Company’s derivative instruments.
The carrying amounts and fair values of the Company’s senior secured term loan facility and its 5.75% Senior Notes due
2029 (the "5.75% Senior Notes") were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Senior secured term loan facility	$765,230	$770,499	$766,187	$770,499
5.75% Senior Notes	$299,753	$299,686	$291,885	$295,191
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
Holders of noncontrolling interests are considered to be equity holders in the consolidated company, pursuant to which noncontrolling interests are classified as part of equity, unless the noncontrolling interests are redeemable. Certain redemptive features associated with the noncontrolling interests for St. Francis could require the Company to deliver cash if the redemptive features are exercised. These redemptive features could be exercised upon, among other things, the Company's exclusion or suspension from participation in any federal or state government healthcare payor program. Therefore, the noncontrolling interests balance for St. Francis is classified outside the permanent equity section of the Company's unaudited condensed consolidated balance sheets.

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
3.  Related Party Transactions
Effective August 4, 2015, Ventas, Inc. ("Ventas"), through certain wholly-owned affiliates, acquired ownership of the
Company's real estate in exchange for a $1.4 billion payment from Ventas and the Company's agreement to lease the acquired real estate back from Ventas (the "Ventas Master Lease"). The Ventas Master Lease is a 20-year master lease agreement
(with a renewal option for an additional 10 years) with certain subsidiaries of Ventas, pursuant to which the Company currently leases 10 of the Company's hospitals. The Ventas Master Lease includes an annual rent escalator equal to the lesser of four times the Consumer Price Index or 2.5%. Variable lease payments are excluded from the Company's minimum rental payments used to determine the right-of-use assets and lease obligations and are recognized as expense when incurred. The
Ventas Master Lease includes a number of operating and financial restrictions on the Company. Management believes the
Company was in compliance with all financial covenants as of September 30, 2026.
The Company recorded rent expense related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings of $39.0 million and $38.1 million for the three months ended September 30, 2026 and 2025, respectively, and $116.4 million and $114.0 million for the nine months ended September 30, 2026 and 2025, respectively.
4. Long-Term Debt and Financing Matters
The Company's long-term debt consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Senior secured term loan facility	$765,230	$770,499
5.75% Senior Notes	299,753	299,686
Finance leases	18,604	24,536
Other debt	24,445	15,869
Deferred financing costs	(9,581)	(11,364)
Total debt	1,098,451	1,099,226
Less current maturities	(28,763)	(23,444)
Long-term debt, less current maturities	$1,069,688	$1,075,782
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
The February 2025 Agreements are designated as cash flow hedges and recorded at fair value on the Company's unaudited condensed consolidated balance sheets with changes in fair value included in AOCI as a component of equity and reclassified into interest expense in the same periods during which the hedge transactions affect earnings.
The following table presents the effects of derivatives in cash flow hedging relationships on the Company's AOCI and earnings (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2026	2025	2026	2025
Unrealized income (loss) recognized	AOCI	$7,956	$(110)	$14,861	$(8,056)
Reclassification from AOCI into earnings	Interest expense	291	(2,919)	(2,593)	(8,684)
Net change in AOCI		$8,247	$(3,029)	$12,268	$(16,740)
In the 12 months following September 30, 2026, the Company estimates that an additional $1.8 million will be reclassified as a reduction to interest expense.
As of September 30, 2026 and December 31, 2025, the fair value of the Company's interest rate swap agreements reflected a net asset balance of $7.4 million and a net liability balance of $4.9 million, respectively. The following table presents the fair value of the Company's interest rate swap agreements as recorded in the unaudited condensed consolidated balance sheets (in thousands):

Classification	September 30, 2026	December 31, 2025
Assets:
Other current assets	$1,803	$2,891
Other assets	5,581	—
Total interest rate swap assets	7,384	2,891
Liabilities:
Other accrued expenses and liabilities	—	1,750
Other long-term liabilities	—	6,024
Total interest rate swap liabilities	—	7,774
Fair value of interest rate swap agreements	$7,384	$(4,883)

6. Income Taxes
The Company's income tax provision was an expense of $17.6 million, which equates to an effective tax rate of 21.8%, and benefit of $3.4 million, which equates to an effective tax rate of 154.8%, for the three months ended September 30, 2026 and
2025, respectively. The decrease in the effective tax rate was driven by the pre-tax loss for the three months ended September
30, 2025 and the increase in noncontrolling interest earnings as a percentage of the pre-tax loss. The Company's income tax provision was an expense of $42.3 million, which equates to an effective tax rate of 21.3%, and $38.1 million, which equates to an effective tax rate of 19.6%, for the nine months ended September 30, 2026 and 2025, respectively.
At September 30, 2026 and December 31, 2025, the Company had no accrual for unrecognized tax benefits.
As of September 30, 2026, the Company had no ongoing or pending federal examinations for prior years. The Company has outstanding federal income tax refund claims for the 2016 and 2018 tax years. On June 2, 2026, the Company was notified that the Joint Committee on Taxation had completed its review of the refund claims and no changes were made to the refund amounts claimed. In September 2026, the Company received $11.6 million related to the outstanding federal tax refunds plus interest. The Company's tax years from 2022 through 2025 remain open to examination by federal and state taxing authorities.
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
Professional and General Liability
The total costs for professional and general liability losses are based on the Company's premiums and retention costs and were $30.5 million and $64.2 million for the three months ended September 30, 2026 and 2025, respectively, and $91.1 million and $105.5 million for the nine months ended September 30, 2026 and 2025, respectively. During the three and nine months ended September 30, 2025, the Company recorded an accrual for loss contingencies of $47.2 million for adverse prior period claim developments, particularly with respect to its New Mexico market, combined with increased social inflationary pressures, contributing to higher professional and general liability losses in the prior year periods.
Workers' Compensation and Occupational Injury Liability
The total costs for workers' compensation liability insurance are based on the Company's premiums and retention costs and were $2.3 million and $2.4 million for the three months ended September 30, 2026 and 2025, respectively, and $5.5 million and $2.9 million for the nine months ended September 30, 2026 and 2025, respectively.
8.  Employee Benefit Plans
Defined Contribution Plan
The Company maintains defined contribution retirement plans that cover its eligible employees. The Company incurred total costs related to the retirement plans of $12.5 million for each of the three months ended September 30, 2026 and 2025, and
$41.4 million and $40.3 million for the nine months ended September 30, 2026 and 2025, respectively.
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

The total costs of employee health coverage were $46.3 million and $49.7 million for the three months ended September 30,
2026 and 2025, respectively, and $134.5 million and $139.7 million for the nine months ended September 30, 2026 and 2025, respectively.
9.  Commitments and Contingencies
Professional Liability Claims
On or about August 29, 2026, the Company reached a settlement on a professional liability suit involving four plaintiffs. The settlement calls for $40.0 million to be paid to the plaintiffs prior to the end of 2026. Typically, depending on the insurance carrier involved, the carriers either pay their portion of the settlement directly to the plaintiff(s) or reimburse the Company for covered amounts paid to the plaintiff(s). In this situation, in reliance on the carriers’ agreement to fund the settlement, the
Company agreed to settle the case; however, certain carriers have subsequently refused to fund their portion of the settlement.
Management of the Company believes that this matter is fully covered by the Company's insurance and that any amounts paid by the Company that exceed its self-insured retention are collectible. Management intends to pursue all available remedies to receive full funding of the insured amount. At September 30, 2026, the Company's professional and general liability accrual included $40.0 million related to the settlement in other accrued expenses and liabilities on the condensed consolidated balance sheet and $34.0 million in other current assets that represents an estimate of the amounts above the Company's self-
insured retention that it expects to recover under its professional liability insurance policies. Although management believes that the $34.0 million is recoverable, the timing and ultimate amount of such recovery will depend, in part, on the resolution of the disputes with the applicable carriers.
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
The Company records accruals for such contingencies to the extent that the Company concludes it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Apart from ongoing litigation associated with unresolved professional liability claims as described in Note 7 above, management does not believe that the Company is party to any proceeding that, either individually or in the aggregate, could have a material adverse effect on its business, financial condition, results of operations or liquidity. However, in light of the inherent uncertainties involved, it is possible that the settlement of these unresolved claims could have a material adverse impact on the Company’s future results of operations, financial position, or liquidity.
Securities Litigation
On January 7, 2026, a purported stockholder filed a putative securities class action against the Company and certain current officers in the lawsuit styled Postiwala v. Ardent Health, Inc., et al., Case No. 3:26-cv-00022, which is pending in the United
States District Court for the Middle District of Tennessee, Nashville Division. An amended complaint was filed August 12,
2026. The complaint is brought on behalf of a putative class consisting of all persons (other than defendants) who purchased
Company securities between July 18, 2024 and November 12, 2025, and alleges that defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), and Sections 10(b) and 20(a) of the Securities Exchange Act
of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder based on allegedly false and misleading statements and omissions. Specifically, the complaint alleges that the Company made material misstatements and omissions in the Company’s initial public offering registration statement on Form S-1 and incorrectly accounted for and reported on certain accounts receivable and certain insurance reserves during 2024 and 2025 which caused its stock price to be inflated.
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
On July 31, 2026, the Company received a letter from the Atlanta regional office of the SEC in connection with a non-public, fact-finding inquiry, requesting that the Company voluntarily provide information regarding the $42.6 million decrease in revenue related to the collectability of accounts receivable as reported in the Company's Form 10-Q filed on November 14,
2025. The Company is cooperating with the SEC's request. At this time, the Company cannot predict the timing or outcome of this inquiry.
Derivative Action
On February 26, 2026, a stockholder derivative action styled Thompson v. Sotir, et al., Case No. 3:26-cv-00219 was filed in the United States District Court for Middle District of Tennessee, Nashville Division, against certain current officers and directors. The Company is named as a nominal defendant only. The factual basis of the complaint is largely the same as in the
Postiwala case mentioned above but includes some additional allegations. The complaint alleges breaches of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of Section 14(a) of the Exchange Act. The complaint seeks unspecified monetary damages, restitution, the adoption of certain governance reforms, recovery of fees and costs, and other relief that the court may find appropriate.
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
During the nine months ended September 30, 2025, the Company received $21.5 million of business insurance recovery proceeds related to the Cybersecurity Incident, all of which was included in other non-operating gains on the Company's condensed consolidated income statement. No business insurance recovery proceeds related to the Cybersecurity Incident were received during the nine months ended September 30, 2026.

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
The following table presents the composition of consolidated net income (loss) attributable to Ardent Health, Inc. for the healthcare services segment, including significant expenses that are regularly provided to and reviewed by the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$1,624,856	$1,576,746	$4,848,971	$4,719,260
Less:
Employee salaries and benefits	634,718	652,993	1,943,028	1,932,237
Contract labor	13,222	23,969	42,529	74,074
Supplies	283,127	275,881	831,301	805,375
Medical professional fees	122,021	121,901	368,454	338,103
Contract services	205,784	183,182	604,264	544,849
Other segment items (1)	321,468	342,298	958,130	933,767
Net income (loss) attributable to Ardent Health, Inc.	$44,516	$(23,478)	$101,265	$90,855

(1)
Other segment items included in net income (loss) attributable to Ardent Health, Inc. for each of the periods presented primarily consists of rent expense, interest expense, depreciation and amortization, income tax expense (benefit), other operating expenses, loss on extinguishment and modification of debt, other non-operating gains and net income attributable to noncontrolling interests.

The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. The accounting policies for the segment are consistent with the consolidated accounting policies provided in Note 2.
As of September 30, 2026 and December 31, 2025, all of the Company's long-lived assets were located in the United States, and for the three and nine months ended September 30, 2026 and 2025, all revenue was earned in the United States.
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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic:
Net income (loss) attributable to common stockholders	$44,516	$(23,478)	$101,265	$90,855
Weighted-average number of common shares	140,593,457	141,226,862	141,180,120	140,569,409
Net income (loss) per common share	$0.32	$(0.17)	$0.72	$0.65

Diluted:
Net income (loss) attributable to common stockholders	$44,516	$(23,478)	$101,265	$90,855
Weighted-average number of common shares	141,704,656	141,226,862	142,174,942	141,242,065
Net income (loss) per common share	$0.31	$(0.17)	$0.71	$0.64
The following table sets forth the components of the denominator for the computation of basic and diluted net income (loss)
per share for net income (loss) attributable to Ardent Health, Inc. stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted-average number of common shares - basic	140,593,457	141,226,862	141,180,120	140,569,409
Effect of dilutive securities(1)	1,111,199	—	994,822	672,656
Weighted-average number of common shares - diluted	141,704,656	141,226,862	142,174,942	141,242,065

(1)
The effect of dilutive securities does not reflect weighted-average potential common shares from restricted stock and restricted stock units of
779,696 and 3,034,583 for the three months ended September 30, 2026 and 2025, respectively, and 1,918,662 and 1,439,373 for the nine months ended September 30, 2026 and 2025, respectively, because their effect was antidilutive as calculated under the treasury stock method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly
Report on Form 10-Q for the quarter ended September 30, 2026 (this "Quarterly Report") and our audited consolidated financial statements for the year ended December 31, 2025 and related notes contained in our Annual Report. The following discussion includes forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-
looking statements. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled "Risk Factors" included in the Annual Report.
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
(11) inability to successfully complete acquisitions, divestitures or strategic JVs or inability to realize all of the anticipated benefits; (12) liabilities because of professional liability and other claims brought against our hospitals, physician practices, outpatient facilities or other business operations; (13) exposure to certain risks and uncertainties by the JVs through which we conduct a significant portion of our operations, including anticipated synergies of past acquisitions and the risk that transactions may not receive necessary government clearances; (14) failure to obtain drugs and medical supplies at favorable prices or sufficient volumes; (15) operational, legal and financial risks associated with outsourcing functions to third parties;
(16) our facilities are heavily concentrated in Texas and Oklahoma, which makes us sensitive to regulatory, economic and competitive conditions and changes in those states; (17) negative impact of severe weather, climate change, and other factors beyond our control, which could restrict patient access to care or cause one or more facilities to close temporarily or permanently; (18) risks related to the Master Lease with Ventas ("Ventas Master Lease") and its restrictions and limitations on our business; (19) the impact of our significant indebtedness and the ability to refinance such indebtedness on acceptable terms; (20) our failure to comply with complex laws and regulations applicable to the healthcare industry or to adjust our operations in response to changing laws and regulations; (21) the impact of governmental claims or governmental investigations, payor audits and litigation brought against our hospitals, physician practices, outpatient facilities or other business operations; (22) actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements; (23) the impact of a deterioration of public health conditions associated with a future pandemic, epidemic or outbreak of infectious disease; (24) inability to or delay in building, acquiring, selling, renovating or expanding our healthcare facilities; (25) failure to comply with federal and state laws relating to Medicare and
Medicaid enrollment, permit, licensing and accreditation requirements; (26) the results of our efforts to use technology, including artificial intelligence ("AI") and machine learning, to drive efficiencies, better outcomes and an enhanced patient experience; (27) our status as a controlled company; (28) conflicts of interest between our controlling stockholder and other holders of our common stock; and (29) other risk factors described in our filings with the SEC, including the Annual Report.
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
Overview
We are a leading provider of healthcare services in the United States, operating in eight growing mid-sized urban markets across six states: Texas, Oklahoma, New Mexico, New Jersey, Idaho and Kansas. As of September 30, 2026, we deliver care through a system of 30 acute care hospitals and more than 280 sites of care with over 2,000 employed and affiliated providers. Affiliated providers are physicians and advanced practice providers with whom we contract for services through a professional services agreement or other independent contractor agreement. We hold a leading position in a majority of our markets, and we believe we are one of the leading healthcare systems based on market share and our integrated network of hospitals, ambulatory facilities, and physician practices. We operate either independently or in partnership with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation through our well-established and differentiated JV model. Collectively, we operate as a unified organization with a consumer-centric approach to caring for our patients and our communities. Our strategic JV partners offer us significant advantages, including expanded access points, clinical talent availability, local brand recognition, and scale that enable us to accelerate market penetration. We believe that we help our partners enhance their network and regional presence through our operational acumen. We strive to strengthen clinical services, drive operating improvements, and centrally manage operations to optimize hospital performance and enhance patient care. In each of these partnerships, we are the majority owner and serve as the day-
to-day operator.

Recent Developments
Sale of Interest in Kansas JV
On September 28, 2026, the Company entered into a definitive agreement to sell its 70.5% equity interest in St. Francis to the
University of Kansas Hospital Authority for $58.4 million. The sale is expected to close in the fourth quarter of 2026, subject to customary closing conditions.
Regulatory Update
On July 4, 2025, the OBBBA, a budget reconciliation act for fiscal year 2025, was signed into law. The OBBBA includes provisions that may impact our financial performance and may substantially modify certain federal statutes and regulations to which our operations are subject. The OBBBA provisions that may impact us have varying effective dates, and we are unable to predict whether or how future legislation, rulemaking, or judicial action will impact implementation of the OBBBA. Of particular relevance to us, the OBBBA may reduce the federal government's overall Medicaid expenditures and tighten
Medicaid eligibility requirements. The law limits eligibility for Medicaid by imposing work or community engagement requirements for adults under 65 years old in Medicaid expansion states, including states with waiver-based expansions, subject to limited exceptions, and requires eligibility redeterminations at least every six months for the Medicaid expansion state population. State compliance is required by December 31, 2026.
In addition, the OBBBA includes significant changes to Medicaid funding mechanisms by restricting federal matching funds received by state Medicaid programs. Effective upon enactment, the law prohibits states from establishing new provider assessments or taxes, or increasing the rates of existing provider assessments, and, beginning in the federal fiscal year 2028, phases down the safe harbor threshold for existing provider taxes in Medicaid expansion states, while also limiting the structure and application of such assessments. The OBBBA also directs the U.S. Department of Health and Human Services to revise regulations governing state directed payment ("SDP") arrangements to cap total payment rates paid by Medicaid managed care organizations for certain services at Medicare payment rates instead of average commercial rates and imposes lower caps in Medicaid expansion states. The revised regulations apply to SDP arrangements established on or after July 4,
2025 unless the program meets certain grandfathering criteria. The OBBBA provides that payments under grandfathered programs will be reduced beginning January 1, 2028.
The OBBBA also made significant changes to the U.S. federal tax law. Significant tax provisions of the OBBBA that will impact us include (i) the return to the EBITDA formula used to calculate the business interest expense limitation under
Internal Revenue Code Section 163(j) and (ii) the allowance of 100% bonus depreciation for qualifying property placed in service after January 19, 2025. The provisions of the OBBBA are not expected to have a material impact on our effective tax rate.
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
For example, beginning with plan year 2028, the OBBBA effectively ends automatic renewals of coverage by requiring pre-
enrollment verification of eligibility. In addition, the federal enhanced subsidies of ACA marketplace exchange-based plans expired at the end of 2025 and were not extended by the OBBBA, which is likely to result in significant cost increases for
ACA plans. We expect the expiration of the enhanced subsidies to adversely impact results in 2026, and the OBBBA reforms to ACA marketplace exchange-based plans to adversely impact results in future periods, partially offset by our ongoing resiliency and cost reduction initiatives.
In September 2025, the Centers for Medicare & Medicaid Services ("CMS") began implementing the Rural Health
Transformation Program ("RHTP"), a federal initiative established by the OBBBA to support the stabilization and modernization of healthcare delivery in rural communities nationwide. The RHTP authorizes total federal funding of $50 billion to be distributed over five federal fiscal years, with $10 billion available annually from federal fiscal years 2026 through 2030. In December 2025, CMS awarded funding allocations to all 50 states. Each state is responsible for determining the structure and timing of distributions to eligible healthcare participants. Funding may be awarded by states through subawards, subcontracts, or other arrangements, including payments for qualifying healthcare items and services, subject to program requirements, funding policies, and other limitations. All authorized funds must be expended by October 1, 2032.
While the RHTP is intended, in part, to mitigate the impact of certain Medicaid funding reductions enacted as part of the
OBBBA, the total funding available under the program is significantly less than the aggregate Medicaid spending reductions included in the legislation, and there can be no assurance regarding the amount or timing of any RHTP funding that may ultimately be available to providers. We are eligible to participate in the RHTP in all of the states in which we operate, and we will continue to monitor state‑level program development and funding opportunities as implementation progresses.
During the nine months ended September 30, 2026, we received no RHTP funds.
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
During the three months ended September 30, 2026 and 2025, we recorded revenue of $156.9 million and $186.5 million, respectively, related to Medicaid supplemental payment programs. During the nine months ended September 30, 2026 and
2025, we recorded revenue of $541.8 million and $550.3 million, respectively, related to Medicaid supplemental payment programs.

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
Geographic Concentration
The information below provides an overview of our operations in certain markets as of September 30, 2026.
Texas. We operated 13 acute care hospital facilities (including one managed hospital that is owned by The University of
Texas Health Science Center at Tyler, an affiliate of The University of Texas System) with 1,436 licensed beds that serve the areas of Tyler, Amarillo and Killeen, Texas. For the nine months ended September 30, 2026, we generated 35.5% of our total revenue in the Texas market.
Oklahoma. We operated eight acute care hospital facilities with 1,173 licensed beds that serve the area of Tulsa, Oklahoma.
For the nine months ended September 30, 2026, we generated 23.1% of our total revenue in the Oklahoma market.
New Mexico. We operated five acute care hospital facilities with 619 licensed beds that serve the areas of Albuquerque and
Roswell, New Mexico. For the nine months ended September 30, 2026, we generated 17.5% of our total revenue in the New
Mexico market.
New Jersey. We operated two acute care hospital facilities with 476 licensed beds that serve the areas of Montclair and
Westwood, New Jersey. For the nine months ended September 30, 2026, we generated 10.3% of our total revenue in the New
Jersey market.
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
Total revenue for the three months ended September 30, 2026 increased $48.1 million, or 3.1%, compared to the same prior year period. The increase in total revenue for the three months ended September 30, 2026 was driven by an increase in adjusted admissions of 2.9% and an increase in net patient service revenue per adjusted admission of 0.7%. The increase in adjusted admissions was primarily attributable to a growth in outpatient service revenue resulting from a combination of increases in physician and urgent care clinic visits compared to the prior year period and the continued shift in care delivery from inpatient to outpatient sites of care. The increase in adjusted admissions was also attributable to increases in admissions and emergency room visits of 0.1% and 1.7%, respectively, and partially offset by a decrease in total surgeries of 1.9%
compared to the prior year period.
During the three months ended September 30, 2025, a change in accounting estimate resulting from a modification to the technique used to estimate the collectability of accounts receivable and new information provided by recently completed hindsight evaluations of historical collection trends resulted in a decrease in revenue of $42.6 million. When total revenue for the three months ended September 30, 2025 is adjusted to exclude the $42.6 million reduction to revenue attributable to the change in accounting estimate, net patient service revenue per adjusted admission was $17,730 for the three months ended
September 30, 2025, resulting in a decrease in net patient service revenue per adjusted admission of 2.0% for the three months ended September 30, 2026 compared to the adjusted prior year period. This decrease was primarily attributable to a decrease in revenue from Medicaid supplemental payment programs of $29.6 million compared to the same prior year period.
Total revenue for the nine months ended September 30, 2026 increased $129.7 million, or 2.7%, compared to the same prior year period. The increase in total revenue for the nine months ended September 30, 2026 was driven by an increase in adjusted admissions of 2.5% and an increase in net patient service revenue per adjusted admission of 0.6%. The increase in adjusted admissions was primarily attributable to an increase in outpatient service revenue resulting from a combination of increases in physician and urgent care clinic visits compared to the prior year period and the continued shift in care delivery from inpatient to outpatient sites of care. The increase in adjusted admissions was partially offset by decreases in admissions, total surgeries, and emergency room visits of 0.7%, 1.2%, and 0.4%, respectively, compared to the prior year period.
When total revenue for the nine months ended September 30, 2025 is adjusted to exclude the $42.6 million reduction to revenue attributable to the change in accounting estimate, net patient service revenue per adjusted admission was $17,908 for the nine months ended September 30, 2025, resulting in a decrease in net patient service revenue per adjusted admission of
0.3% for the nine months ended September 30, 2026 compared to the adjusted prior year period. This decrease was primarily attributable to a decrease in revenue from Medicaid supplemental payment programs of $8.5 million compared to the prior year period.
A key competitive strength and a significant component of our growth strategy has been our well-established and differentiated JV model, which has resulted in partnerships with premier academic medical centers, large not-for-profit hospital systems, community physicians, and a community foundation. During the three months ended September 30, 2026 and 2025, total revenue related to these entities was $463.1 million and $468.0 million, respectively, which represented
28.5% and 29.7%, respectively, of our total revenue for such periods. During the nine months ended September 30, 2026 and
2025, total revenue related to these entities was $1,398.0 million and $1,356.6 million, respectively, which represented 28.8%
and 28.7%, respectively, of our total revenue for such periods.

The following table provides the sources of our total revenue by payor:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Medicare	39.5%	38.0%	40.5%	38.9%
Medicaid	9.4%	9.8%	9.7%	9.9%
Other managed care	44.1%	44.5%	43.1%	43.9%
Self-pay and other	5.3%	5.4%	5.2%	5.5%
Net patient service revenue	98.3%	97.7%	98.5%	98.2%
Other revenue	1.7%	2.3%	1.5%	1.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating Results Summary for the Three Months Ended September 30, 2026 and 2025
The following table sets forth, for the periods indicated, the consolidated results of our operations expressed in dollars and as a percentage of total revenue.

	Three Months Ended September 30,
(Unaudited, dollars in thousands)	2026		2025
	Amount	%	Amount	%
Total revenue	$1,624,856	100.0%	$1,576,746	100.0%
Expenses:
Salaries and benefits	647,940	39.9%	676,962	42.9%
Professional fees	327,805	20.2%	305,083	19.3%
Supplies	283,127	17.4%	275,881	17.5%
Rents and leases	27,785	1.7%	26,386	1.7%
Rents and leases, related party	38,984	2.4%	38,106	2.4%
Other operating expenses	162,814	10.1%	198,714	12.6%
Interest expense	15,317	0.9%	13,914	0.9%
Depreciation and amortization	41,059	2.5%	39,156	2.5%
Loss on extinguishment and modification of debt	—	0.0%	7,344	0.5%
Other non-operating gains	(1,000)	(0.1%)	(2,597)	(0.2%)
Total operating expenses	1,543,831	95.0%	1,578,949	100.1%
Income (loss) before income taxes	81,025	5.0%	(2,203)	(0.1%)
Income tax expense (benefit)	17,638	1.1%	(3,410)	(0.2%)
Net income	63,387	3.9%	1,207	0.1%
Net income attributable to noncontrolling interests	18,871	1.2%	24,685	1.6%
Net income (loss) attributable to Ardent Health, Inc.	$44,516	2.7%	$(23,478)	(1.5%)

Operating Results Summary for the Nine Months Ended September 30, 2026 and 2025
The following table sets forth, for the periods indicated, the consolidated results of our operations expressed in dollars and as a percentage of total revenue.

	Nine Months Ended September 30,
(Unaudited, dollars in thousands)	2026		2025
	Amount	%	Amount	%
Total revenue	$4,848,971	100.0%	$4,719,260	100.0%
Expenses:
Salaries and benefits	1,985,557	40.9%	2,006,311	42.5%
Professional fees	972,718	20.1%	882,952	18.7%
Supplies	831,301	17.1%	805,375	17.1%
Rents and leases	82,823	1.7%	81,972	1.7%
Rents and leases, related party	116,356	2.4%	113,975	2.4%
Other operating expenses	502,803	10.4%	493,179	10.5%
Interest expense	40,097	0.8%	42,819	0.9%
Depreciation and amortization	125,387	2.6%	114,666	2.4%
Loss on extinguishment and modification of debt	—	0.0%	7,344	0.2%
Other non-operating gains	(6,890)	(0.1%)	(23,320)	(0.5%)
Total operating expenses	4,650,152	95.9%	4,525,273	95.9%
Income before income taxes	198,819	4.1%	193,987	4.1%
Income tax expense	42,255	0.9%	38,114	0.8%
Net income	156,564	3.2%	155,873	3.3%
Net income attributable to noncontrolling interests	55,299	1.1%	65,018	1.4%
Net income attributable to Ardent Health, Inc.	$101,265	2.1%	$90,855	1.9%

The following table provides information on certain drivers of our total revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	% Change	2025	2026	% Change	2025
Operating Statistics
Total revenue (in thousands)	$1,624,856	3.1%	$1,576,746	$4,848,971	2.7%	$4,719,260
Hospitals operated (at period end) (1)	30	0.0%	30	30	0.0%	30
Licensed beds (at period end) (2)	4,281	0.0%	4,281	4,281	0.0%	4,281
Utilization of licensed beds (3)	49%	0.0%	49%	50%	0.0%	50%
Admissions (4)	41,899	0.1%	41,862	123,935	(0.7)%	124,786
Adjusted admissions (5)	91,933	2.9%	89,328	267,503	2.5%	261,031
Inpatient surgeries (6)	9,250	(5.0)%	9,732	27,612	(4.2)%	28,822
Outpatient surgeries (7)	22,684	(0.6)%	22,813	67,419	0.1%	67,385
Total surgeries	31,934	(1.9)%	32,545	95,031	(1.2)%	96,207
Emergency room visits (8)	163,909	1.7%	161,198	476,973	(0.4)%	479,069
Patient days (9)	193,773	0.1%	193,558	580,125	(0.8)%	584,510
Total encounters (10)	1,627,839	3.2%	1,577,281	4,773,160	5.6%	4,519,815
Average length of stay (11)	4.62	0.0%	4.62	4.68	0.0%	4.68
Net patient service revenue per adjusted admission (12)	$17,370	0.7%	$17,252	$17,857	0.6%	$17,745
(a)"Hospitals operated (at period end)." This metric represents the total number of hospitals operated by us at the end of the applicable period, irrespective of whether the hospital real estate is (i) owned by us, (ii) leased by us or (iii) held through a controlling interest in a JV. This metric includes the managed clinical operations of the hospital at UT Health North Campus in Tyler, Texas ("UT Health North Campus Tyler"), a hospital owned by The University of Texas Health
Science Center at Tyler, an affiliate of The University of Texas System. Since we only manage the clinical operations of UT Health North Campus Tyler, the financial results of such entity are not consolidated by us.
(b)"Licensed beds (at period end)." This metric represents the total number of beds for which the appropriate state agency licenses a facility, regardless of whether the beds are actually available for patient use.
(c)"Utilization of licensed beds." This metric represents a measure of the actual utilization of our inpatient facilities, computed by (i) dividing patient days by the number of days in each period, and (ii) further dividing that number by average licensed beds, which is calculated by dividing total licensed beds (at period end)
by the number of days in the period, multiplied by the number of days in the period the licensed beds were in existence.
(d)"Admissions." This metric represents the number of patients admitted for inpatient treatment during the applicable period.
(e)"Adjusted admissions." This metric is used by management as a general measure of combined inpatient and outpatient volume. Adjusted admissions provides management with a key performance indicator that considers both inpatient and outpatient volumes by applying an inpatient volume measure (admissions) to a ratio of gross inpatient and outpatient revenue to gross inpatient revenue. Gross inpatient and outpatient revenue reflect gross inpatient and outpatient charges prior to estimated contractual adjustments, uninsured discounts, implicit price concessions, and other discounts. The calculation of adjusted admissions is summarized as follows:
Adjusted Admissions  =  Admissions  x  (Gross Inpatient Revenue + Gross Outpatient Revenue)
Gross Inpatient Revenue
(f)"Inpatient surgeries." This metric represents the number of surgeries performed on patients who have been admitted to our hospitals. Pain management, c-
sections, and certain diagnostic procedures are excluded from inpatient surgeries.
(g)"Outpatient surgeries." This metric represents the number of surgeries performed on patients who have not been admitted to our hospitals. Pain management, c-
sections, and certain diagnostic procedures are excluded from outpatient surgeries.
(h)"Emergency room visits." This metric represents the total number of patients provided with emergency room treatment during the applicable period.
(i)"Patient days." This metric represents the total number of days of care provided to patients admitted to our hospitals during the applicable period.
(j)"Total encounters." This metric represents the total number of events where healthcare services are rendered resulting in a billable event during the applicable period. This includes both hospital and ambulatory patient interactions.
(k)"Average length of stay." This metric represents the average number of days admitted patients stay in our hospitals.
(l)"Net patient service revenue per adjusted admission." This metric represents net patient service revenue divided by adjusted admissions for the applicable period. Net patient service revenue reflects gross inpatient and outpatient charges less estimated contractual adjustments, uninsured discounts, implicit price concessions, and other discounts.

Overview of the Three Months Ended September 30, 2026
Total revenue for the three months ended September 30, 2026 increased $48.1 million, or 3.1%, compared to the same prior year period. The increase in total revenue for the three months ended September 30, 2026 was driven by an increase in adjusted admissions of 2.9% and an increase in net patient service revenue per adjusted admission of 0.7%. The increase in adjusted admissions was primarily attributable to a growth in outpatient service revenue resulting from a combination of increases in physician and urgent care clinic visits compared to the prior year period and the continued shift in care delivery from inpatient to outpatient sites of care. The increase in adjusted admissions was also attributable to increases in admissions and emergency room visits of 0.1% and 1.7%, respectively, and partially offset by a decrease in total surgeries of 1.9%
compared to the prior year period.
During the three months ended September 30, 2025, a change in accounting estimate resulting from a modification to the technique used to estimate the collectability of accounts receivable and new information provided by recently completed hindsight evaluations of historical collection trends resulted in a decrease in revenue of $42.6 million. When total revenue for the three months ended September 30, 2025 is adjusted to exclude the impact of the $42.6 million reduction to revenue attributable to the change in accounting estimate, net patient service revenue per adjusted admission was $17,730 for the three months ended September 30, 2025, resulting in a decrease in net patient service revenue per adjusted admission of 2.0% for the three months ended September 30, 2026 compared to the adjusted prior year period. This decrease was primarily attributable to a decrease in revenue from Medicaid supplemental payment programs of $29.6 million compared to the same prior year period.
Total operating expenses decreased $35.1 million, and 5.1% as a percentage of total revenue, for the three months ended
September 30, 2026 compared to the same prior year period. When total revenue for the three months ended September 30,
2025 is adjusted to exclude the impact of the $42.6 million reduction to revenue attributable to the change in accounting estimate, total operating expenses represented 97.5% of total revenue compared to 95.0% for the three months ended
September 30, 2026. The decrease in total operating expenses as a percentage of total revenue for the three months ended
September 30, 2026 was primarily driven by decreases in salaries and benefits and other operating expenses compared to the same prior year period. During the three months ended September 30, 2026, salaries and benefits decreased $29.0 million compared to the same prior year period as a result of the ongoing execution of strategic productivity initiatives, including a reduction in contract labor of 44.8%.  Other operating expenses decreased $35.9 million during the three months ended
September 30, 2026 compared to the same prior year period due to an increase in professional liability reserves of $47.2 million recorded in the prior year for adverse prior period claim developments, particularly with respect to our New Mexico market, combined with increased social inflationary pressures. The decreases in salaries and benefits and other operating expenses were partially offset by increases in professional fees as a result of increases in amortized software costs and third party consulting fees.
Comparison of the Three Months Ended September 30, 2026 and 2025
Total revenue — Total revenue for the three months ended September 30, 2026 increased $48.1 million, or 3.1%, compared to the same prior year period. The increase in total revenue for the three months ended September 30, 2026 was driven by an increase in adjusted admissions of 2.9% and an increase in net patient service revenue per adjusted admission of 0.7%. The increase in adjusted admissions was primarily attributable to a growth in outpatient service revenue resulting from a combination of increases in physician and urgent care clinic visits compared to the prior year period and the continued shift in care delivery from inpatient to outpatient sites of care. The increase in adjusted admissions was also attributable to increases in admissions and emergency room visits of 0.1% and 1.7%, respectively, and partially offset by a decrease in total surgeries of 1.9% compared to the prior year period.
During the three months ended September 30, 2025, a change in accounting estimate resulting from a modification to the technique used to estimate the collectability of accounts receivable and new information provided by recently completed hindsight evaluations of historical collection trends resulted in a decrease in revenue of $42.6 million. When total revenue for the three months ended September 30, 2025 is adjusted to exclude the impact of the $42.6 million reduction to revenue attributable to the change in accounting estimate, net patient service revenue per adjusted admission was $17,730 for the three months ended September 30, 2025, resulting in a decrease in net patient service revenue per adjusted admission of 2.0% for the three months ended September 30, 2026 compared to the adjusted prior year period. This decrease was primarily attributable to a decrease in revenue from Medicaid supplemental payment programs of $29.6 million compared to the same prior year period.
Salaries and benefits — Salaries and benefits as a percentage of total revenue were 39.9% for the three months ended
September 30, 2026 compared to 42.9% for the same prior year period. When total revenue for the three months ended
September 30, 2025 is adjusted to exclude the impact of the $42.6 million reduction to revenue attributable to the change in accounting estimate, salaries and benefits represented 41.8% of total revenue for the three months ended September 30, 2025.
The decrease in salaries and benefits as a percentage of total revenue for the three months ended September 30, 2026 was primarily attributable to the ongoing execution of strategic productivity initiatives, including a reduction in contract labor of
44.8% compared to the prior year period.
Professional fees — Professional fees as a percentage of total revenue were 20.2% for the three months ended September 30,
2026 compared to 19.3% for the same prior year period. When total revenue for the three months ended September 30, 2025 is adjusted to exclude the impact of the $42.6 million reduction to revenue attributable to the change in accounting estimate, professional fees represented 18.8% of total revenue for the three months ended September 30, 2025. The increase in professional fees as a percentage of total revenue for the three months ended September 30, 2026 was primarily attributable to increases in amortized software costs and third party consulting fees.
Supplies — Supplies as a percentage of total revenue were 17.4% for the three months ended September 30, 2026 compared to 17.5% for the same prior year period. When total revenue for the three months ended September 30, 2025 is adjusted to exclude the impact of the $42.6 million reduction to revenue as a result of a change in accounting estimate, supplies represented 17.0% of total revenue for the three months ended September 30, 2025.
Rents and leases — Rents and leases were $27.8 million and $26.4 million for the three months ended September 30, 2026 and 2025, respectively.
Rents and leases, related party — Rents and leases, related party, consisted of lease expense related to the Ventas Master
Lease, under which we lease 10 of our facilities, and other lease agreements with Ventas for certain medical office buildings.
Rents and leases, related party, were $39.0 million and $38.1 million for the three months ended September 30, 2026 and
2025, respectively.
Other operating expenses — Other operating expenses are comprised primarily of repairs and maintenance, utilities, insurance (including professional liability insurance) and provider assessments. Other operating expenses as a percentage of total revenue were 10.1% for the three months ended September 30, 2026 compared to 12.6% for the same prior year period.
When total revenue for the three months ended September 30, 2025 is adjusted to exclude the impact of the $42.6 million reduction to revenue attributable to the change in accounting estimate, other operating expenses represented 12.3% of total revenue for the three months ended September 30, 2025. The decrease in other operating expenses as a percentage of total revenue for the three months ended September 30, 2026 was primarily attributable to an increase in professional liability reserves of $47.2 million recorded in the prior year period for adverse prior period claim developments, particularly with respect to our New Mexico market, combined with increased social inflationary pressures.
Interest expense — Interest expense was $15.3 million and $13.9 million for the three months ended September 30, 2026 and
2025, respectively.
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
Other non-operating gains — Other non-operating gains were $1.0 million and $2.6 million for the three months ended
September 30, 2026 and 2025, respectively.
Income tax expense — We recorded income tax expense of $17.6 million, which equates to an effective tax rate of 21.8%, for the three months ended September 30, 2026 compared to income tax benefit of $3.4 million, which equates to an effective tax rate of 154.8%, for the same prior year period. The decrease in the effective tax rate was driven by the pre-tax loss for the three months ended September 30, 2025 and the increase in noncontrolling interest earnings as a percentage of the pre-tax loss.
Net income attributable to noncontrolling interests — During the three months ended September 30, 2026 and 2025, net income attributable to noncontrolling interests was $18.9 million and $24.7 million, respectively, which consisted of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated through limited liability companies ("LLCs") and consolidated by us. Income from operations before income taxes related to these
LLCs was $61.3 million and $75.7 million for the three months ended September 30, 2026 and 2025, respectively.

Overview of the Nine Months Ended September 30, 2026
Total revenue for the nine months ended September 30, 2026 increased $129.7 million, or 2.7%, compared to the same prior year period. The increase in total revenue for the nine months ended September 30, 2026 was driven by an increase in adjusted admissions of 2.5% and an increase in net patient service revenue per adjusted admission of 0.6%. The increase in adjusted admissions was primarily attributable to an increase in outpatient service revenue resulting from a combination of increases in physician and urgent care clinic visits compared to the prior year period and the continued shift in care delivery from inpatient to outpatient sites of care. The increase in adjusted admissions was partially offset by decreases in admissions, total surgeries, and emergency room visits of 0.7%, 1.2%, and 0.4%, respectively, compared to the prior year period.
When total revenue for the nine months ended September 30, 2025 is adjusted to exclude the $42.6 million reduction to revenue attributable to the change in accounting estimate, net patient service revenue per adjusted admission was $17,908 for the nine months ended September 30, 2025, resulting in a decrease in net patient service revenue per adjusted admission of
0.3% for the nine months ended September 30, 2026 compared to the adjusted prior year period. This decrease was primarily attributable to a decrease in revenue from Medicaid supplemental payment programs of $8.5 million compared to the prior year period.
Total operating expenses increased $124.9 million, and were flat as a percentage of total revenue, for the nine months ended
September 30, 2026 compared to the same prior year period. When total revenue for the nine months ended September 30,
2025 is adjusted to exclude the impact of the $42.6 million reduction to revenue attributable to the change in accounting estimate, total operating expenses represented 95.0% of total revenue compared to 95.9% for the nine months ended
September 30, 2026. The increase in total operating expenses as a percentage of total revenue was primarily driven by an increase in professional fees as a result of higher costs for hospital-based providers due to rising physician-related expenses and increases in amortized software costs and third party consulting fees compared to the same prior year period. The increase in professional fees was partially offset by decreases in salaries and benefits as a result of the ongoing execution of strategic productivity initiatives, including a reduction in contract labor of 42.6%.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Total revenue — Total revenue for the nine months ended September 30, 2026 increased $129.7 million, or 2.7%, compared to the same prior year period. The increase in total revenue for the nine months ended September 30, 2026 was driven by an increase in adjusted admissions of 2.5% and an increase in net patient service revenue per adjusted admission of 0.6%. The increase in adjusted admissions was primarily attributable to an increase in outpatient service revenue resulting from a combination of increases in physician and urgent care clinic visits compared to the prior year period and the continued shift in care delivery from inpatient to outpatient sites of care. The increase in adjusted admissions was partially offset by decreases in admissions, total surgeries, and emergency room visits of 0.7%, 1.2%, and 0.4%, respectively, compared to the prior year period.
When total revenue for the nine months ended September 30, 2025 is adjusted to exclude the $42.6 million reduction to revenue attributable to the change in accounting estimate, net patient service revenue per adjusted admission was $17,908 for the nine months ended September 30, 2025, resulting in a decrease in net patient service revenue per adjusted admission of
0.3% for the nine months ended September 30, 2026 compared to the adjusted prior year period. This decrease was primarily attributable to a decrease in revenue from Medicaid supplemental payment programs of $8.5 million compared to the prior year period.
Salaries and benefits — Salaries and benefits as a percentage of total revenue were 40.9% for the nine months ended
September 30, 2026 compared to 42.5% for the same prior year period. When total revenue for the nine months ended
September 30, 2025 is adjusted to exclude the impact of the $42.6 million reduction to revenue attributable to the change in accounting estimate, salaries and benefits represented 42.1% of total revenue for the nine months ended September 30, 2025.
The decrease in salaries and benefits as a percentage of total revenue for the nine months ended September 30, 2026 was primarily attributable to the ongoing execution of strategic productivity initiatives, including a reduction in contract labor of
42.6% compared to the same prior year period.
Professional fees — Professional fees as a percentage of total revenue were 20.1% for the nine months ended September 30,
2026 compared to 18.7% for the same prior year period. When total revenue for the nine months ended September 30, 2025 is adjusted to exclude the impact of the $42.6 million reduction to revenue attributable to the change in accounting estimate, professional fees represented 18.5% of total revenue for the nine months ended September 30, 2025. The increase in professional fees as a percentage of total revenue for the nine months ended September 30, 2026 was primarily attributable to higher costs for hospital-based providers due to rising physician-related expenses and increases in amortized software costs and third party consulting fees compared to the same prior year period.

Supplies — Supplies as a percentage of total revenue were 17.1% for each of the nine months ended September 30, 2026 and
2025. When total revenue for the nine months ended September 30, 2025 is adjusted to exclude the impact of the $42.6 million reduction to revenue attributable to the change in accounting estimate, supplies represented 16.9% of total revenue for the nine months ended September 30, 2025.
Rents and leases — Rents and leases were $82.8 million and $82.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Rents and leases, related party — Rents and leases, related party, consisted of lease expense related to the Ventas Master
Lease and other lease agreements with Ventas for certain medical office buildings. Rents and leases, related party, were
$116.4 million and $114.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Other operating expenses — Other operating expenses as a percentage of total revenue were 10.4% for the nine months ended
September 30, 2026 compared to 10.5% for the same prior year period. When total revenue for the nine months ended
September 30, 2025 is adjusted to exclude the impact of the $42.6 million reduction to revenue attributable to the change in accounting estimate, other operating expenses represented 10.4% of total revenue for the nine months ended September 30,
2025.
Interest expense — Interest expense was $40.1 million and $42.8 million for the nine months ended September 30, 2026 and
2025, respectively.
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
Other non-operating gains — Other non-operating gains were $6.9 million and $23.3 million for the nine months ended
September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2025, other non-operating gains included a gain on business interruption insurance proceeds of $21.5 million related to a cybersecurity incident that impacted our operations and information technology systems in November 2023 (the "Cybersecurity Incident").
Income tax expense — We recorded income tax expense of $42.3 million, which equates to an effective tax rate of 21.3%, for the nine months ended September 30, 2026 compared to income tax expense of $38.1 million, which equates to an effective tax rate of 19.6%, for the same prior year period.
Net income attributable to noncontrolling interests — During the nine months ended September 30, 2026 and 2025, net income attributable to noncontrolling interests was $55.3 million and $65.0 million, respectively, which consisted of net income attributable to minority partners’ interests in hospitals and ambulatory services that are owned and operated through
LLCs and consolidated by us. Income from operations before income taxes related to these LLCs was $181.9 million and
$206.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Supplemental Non-GAAP Information
We have included certain financial measures that have not been prepared in a manner that complies with U.S. generally accepted accounting principles ("GAAP"), including Adjusted EBITDA and Adjusted EBITDAR. We define these terms as follows:
Performance Measure
•"Adjusted EBITDA" is defined as net income plus (i) provision for income taxes, (ii) interest expense and (iii)
depreciation and amortization expense (or EBITDA), as adjusted to deduct noncontrolling interest earnings, and excludes the effects of loss on extinguishment and modification of debt; other non-operating losses; Cybersecurity
Incident recoveries, net of incremental information technology and litigation costs; certain legal matters and related costs; enterprise restructuring costs; exit and acquisition-related costs; enterprise resource planning system conversion costs; equity-based compensation expense; and loss (income) from disposed operations. See
"Supplemental Non-GAAP Performance Measure."
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$63,387	$1,207	$156,564	$155,873
Adjusted EBITDA Addbacks:
Income tax expense (benefit)	17,638	(3,410)	42,255	38,114
Interest expense	15,317	13,914	40,097	42,819
Depreciation and amortization	41,059	39,156	125,387	114,666
Noncontrolling interest earnings	(18,871)	(24,685)	(55,299)	(65,018)
Loss on extinguishment and modification of debt	—	7,344	—	7,344
Other non-operating losses (a)	—	353	—	1,130
Cybersecurity Incident recoveries, net (b)	(1,000)	(2,950)	(1,000)	(22,655)
Certain legal matters and related costs	—	—	2,464	—
Enterprise restructuring costs (c)	5,360	2,846	32,160	6,043
Exit and acquisition-related costs (d)	1,614	1,122	4,071	3,486
Enterprise resource planning system conversion costs (e)	5,913	692	11,651	1,319
Equity-based compensation	7,313	9,674	24,194	30,183
Loss (income) from disposed operations	17	(11)	(5,860)	22
Adjusted EBITDA	$137,747	$45,252	$376,684	$313,326
(a)Other non-operating losses include losses realized on certain non-recurring events or events that are non-operational in nature.
(b)Cybersecurity Incident recoveries, net primarily represent gains on insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs. During the three and nine months ended September 30, 2026, the Company recognized a gain of $1.0 million associated with the release of an accrual for expected litigation-related costs.
(c)Enterprise restructuring costs represent expenses related to employee termination benefits of $0.2 million and $2.8 million for the three months ended
September 30, 2026 and 2025, respectively, and $21.5 million and $6.0 million for the nine months ended September 30, 2026 and 2025, respectively, for position eliminations and executive leadership departures as part of strategic organizational changes, and third-party professional fees and expenses for advisory services related to enterprise restructuring activities of $5.2 million and $10.7 million for the three and nine months ended September 30,
2026, respectively. Employee termination benefit costs reflect severance and related employee benefit expenses associated with a discrete enterprise restructuring program designed to streamline and improve the Company's organizational structure.
(d)Exit and acquisition-related costs represent penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.8 million and
$0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $0.9 million and $0.5 million for the nine months ended
September 30, 2026 and 2025, respectively, third-party professional fees and expenses incurred in connection with potential and completed acquisitions of $0.6 million for the three months ended September 30, 2026, and $2.6 million and $0.8 million for the nine months ended September
30, 2026 and 2025, respectively, and system integration costs for completed acquisitions of $0.2 million and $0.9 million for the three months ended
September 30, 2026 and 2025, respectively, and $0.6 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively.
(e)Enterprise resource planning system conversion costs represent various costs incurred related to a single system conversion project to implement a new enterprise resource planning system. These costs include third-party professional fees and expenses incurred in connection with the conversion project of $5.2 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $10.7 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively, and contract labor expense directly related to the conversion project of $0.8 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $0.1 million for the nine months ended September
30, 2026 and 2025, respectively. These costs do not include post-implementation licensing, maintenance and operating costs associated with the new enterprise resource planning system.

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
On or about August 29, 2026, we reached a settlement on a professional liability suit involving four plaintiffs. The settlement calls for $40.0 million to be paid to the plaintiffs prior to the end of 2026. We may be required to fund portions of the settlement before receiving corresponding insurance recoveries. We expect to fund any temporary difference using cash on hand. Please refer to Note 9, Commitments and Contingencies, to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
At September 30, 2026, we had total cash and cash equivalents of $766.2 million and available liquidity of $1,009.8 million.
Our available liquidity was comprised of $766.2 million of total cash and cash equivalents plus $243.6 million in available capacity under the ABL Credit Agreement, which is reduced by outstanding borrowings and outstanding letters of credit. At
September 30, 2026, our net leverage ratio was 0.8x, and our lease-adjusted net leverage ratio was 2.5x. Our lease-adjusted net leverage is calculated as net debt, plus 8.0x trailing twelve month REIT rent expense, divided by the trailing twelve month Adjusted EBITDAR as of September 30, 2026.
Cash Flows
The following table summarizes certain elements of the statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$258,440	$247,075
Net cash used in investing activities	(107,219)	(128,001)
Net cash used in financing activities	(94,584)	(66,418)
Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2026 totaled $258.4 million compared to $247.1 million for the same prior year period. The increase in operating cash flows during the nine months ended
September 30, 2026 was primarily attributable to positive changes in net working capital of $26.3 million. The changes in net working capital primarily consisted of decreases in prepaid expenses and other current assets partially offset by decreases in accounts payable and other accrued expenses and liabilities primarily driven by the timing of Medicaid supplemental program funding and assessments. Working capital during the nine months ended September 30, 2026 was further impacted by differences in the timing of cash collections of accounts receivable.
Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2026 totaled $107.2 million compared to
$128.0 million for the same prior year period. Capital expenditures for property and equipment were $115.6 million and
$127.9 million for the nine months ended September 30, 2026 and 2025, respectively.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2026 totaled $94.6 million compared to
$66.4 million for the same prior year period. During the nine months ended September 30, 2026, cash flows used in financing activities included distributions paid to noncontrolling interests of $68.4 million, payments of principal on long-term debt of
$10.8 million, net proceeds from insurance financing arrangements of $9.1 million, and repurchases of common stock of
$24.0 million.
Cash flows used in financing activities for the nine months ended September 30, 2025 included distributions paid to noncontrolling interests of $62.4 million, payments of principal on long-term debt of $4.5 million, payment of debt issuance costs of $2.6 million, and net proceeds from insurance financing arrangements of $4.9 million.
Capital Expenditures
We make significant, targeted investments to maintain and modernize our facilities, introduce new technologies, and expand our service offerings. We expect to finance future capital expenditures with internally generated and borrowed funds. Capital expenditures for property and equipment were $115.6 million and $127.9 million for the nine months ended September 30,
2026 and 2025, respectively.
Ventas Master Lease
Effective August 4, 2015, we sold the real property for 10 of our hospitals to Ventas, which is a related party as, prior to our initial public offering ("IPO"), it was a common unit holder of Ardent Health Partners, LLC and owned shares of common stock of AHP Health Partners and had a representative serving on our board of managers. Concurrent with this transaction, we entered into a 20-year master lease agreement that expires in August 2035 (with a renewal option for an additional ten years) to lease back the real estate. We lease 10 of our hospitals pursuant to the Ventas Master Lease. As of September 30,
2026, Ventas beneficially owned approximately 6.6% of our outstanding common stock.
The Ventas Master Lease includes a number of significant operating and financial restrictions, including requirements that we maintain a minimum portfolio coverage ratio of 2.2x and a guarantor fixed charge coverage ratio of 1.2x and do not exceed a guarantor net leverage ratio of 6.75x. In addition, the Relative Rights Agreement entered into by and among Ventas, the
5.75% Senior Notes trustee and the administrative agents under our Senior Secured Credit Facilities (as defined below) in connection with the series of debt transactions completed during the year ended December 31, 2021 to refinance our then-
existing debt, among other things, (i) sets forth the relative rights of Ventas and the administrative agents with respect to the properties and collateral related to the Ventas Master Lease and securing our Senior Secured Credit Facilities, (ii) caps the amount of indebtedness incurred or guaranteed by our subsidiaries that are tenants under the Ventas Master Lease ("Tenants")
(together with such Tenants' guarantees of the notes and the Senior Secured Credit Facilities and all other indebtedness incurred or guaranteed by such Tenants) at $375.0 million and (iii) imposes certain incurrence tests on the incurrence of additional indebtedness by such Tenants and by us.
We recorded rent expense of $39.0 million and $38.1 million for the three months ended September 30, 2026 and 2025, respectively, and $116.4 million and $114.0 million for the nine months ended September 30, 2026 and 2025, respectively, related to the Ventas Master Lease and other lease agreements with Ventas for certain medical office buildings.
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
Effective July 8, 2021, we entered into a $225.0 million senior secured asset based revolving credit facility (the "ABL Credit
Agreement"), which was amended to extend the maturity and increase the revolving commitment on June 26, 2024. The ABL
Credit Agreement (as so amended) consists of a $325.0 million senior secured asset-based revolving credit facility with a five year maturity, comprised of (i) a $275.0 million non-UT Health East Texas borrowers tranche (the "non-UT Health East
Texas ABL Facility") and (ii) a $50.0 million UT Health East Texas borrowers tranche available to our AHS East Texas
Health System, LLC subsidiary and certain of its subsidiaries (the "UT Health East Texas ABL Facility" and, together with the non-UT Health East Texas ABL Facility, the "ABL Facilities"), each subject to a borrowing base. The ABL Facilities mature on June 26, 2029. On September 18, 2025, we further amended the ABL Credit Agreement to align its covenants to those in the amended Term Loan B Credit Agreement.
We refer to the Term Loan B Facility and the ABL Facilities collectively herein as the "Senior Secured Credit Facilities."
Subject to certain exceptions, the ABL Facilities are secured by first priority liens over substantially all of our and each guarantor's accounts and other receivables, chattel paper, deposit accounts and securities accounts, general intangibles, instruments, investment property, commercial tort claims and letters of credit relating to the foregoing, along with books, records and documents, and proceeds thereof (the "ABL Priority Collateral"), and a second priority lien over substantially all of our and each guarantor's other assets (including all of the capital stock of the domestic guarantors and first priority mortgage liens on any fee-owned real property valued in excess of $5,000,000) (the "Term Priority Collateral"). The obligations of the UT Health East Texas ABL Facility are not secured by the assets of the subsidiaries that are also Tenants and certain other subsidiaries related to the Tenants. The obligations under the Term Loan B Facility and the ABL Facilities in excess of the maximum aggregate dollar cap amount permitted to be guaranteed by the Tenants are not secured by the assets of the Tenants.
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
5.75% Senior Notes due 2029
AHP Health Partners (the "Issuer") issued the 5.75% Senior Notes in an exempt offering pursuant to Rule 144A and
Regulation S under the Securities Act of 1933, as amended, that was completed on July 8, 2021. The terms of the 5.75%
Senior Notes, which mature on July 15, 2029, are governed by an indenture, dated as of July 8, 2021 (the "2029 Notes
Indenture"), among the Issuer, us and certain of the Issuer's wholly-owned domestic subsidiaries, as guarantors, and U.S.
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
Contractual Obligations and Contingencies
The following table provides a summary of our commitments and contractual obligations for debt, minimum lease payment obligations under non-cancelable leases and other obligations as of September 30, 2026 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt obligations, with interest	$1,445,405	$27,063	$166,405	$423,186	$828,751
Deferred financing obligations, with interest	41,026	5,999	20,274	13,644	1,109
Operating leases	2,790,819	51,365	397,530	360,410	1,981,514
Estimated self-insurance liabilities	204,558	28,351	26,517	99,053	50,637
Total	$4,481,808	$112,778	$610,726	$896,293	$2,862,011

Outstanding letters of credit are required principally by certain insurers and states to collateralize our workers' compensation programs and self-insured retentions associated with our professional and general liability insurance programs. As of
September 30, 2026, we maintained outstanding letters of credit of approximately $29.7 million, which included interest of
$2.4 million.
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
While we believe this is a useful supplemental valuation measure for investors and other users of our financial information, you should not consider the non-GAAP measure in isolation or as a substitute for net income or any other items calculated in accordance with GAAP. Adjusted EBITDAR has inherent material limitations as a valuation measure, because it adds back certain expenses to net income, resulting in those expenses not being taken into account in the valuation measure. The payment of rent is a necessary element of our valuation. Because Adjusted EBITDAR excludes this and other items, it has material limitations as a measure of our valuation.

The following table presents a reconciliation of Adjusted EBITDAR, a valuation measure, to net income, determined in accordance with GAAP:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2026	2026
Net income	$63,387	$156,564
Adjusted EBITDAR Addbacks:
Income tax expense	17,638	42,255
Interest expense	15,317	40,097
Depreciation and amortization	41,059	125,387
Noncontrolling interest earnings	(18,871)	(55,299)
Cybersecurity Incident recoveries, net (a)	(1,000)	(1,000)
Certain legal matters and related costs	—	2,464
Enterprise restructuring costs (b)	5,360	32,160
Exit and acquisition-related costs (c)	1,614	4,071
Enterprise resource planning system conversion costs (d)	5,913	11,651
Equity-based compensation	7,313	24,194
Loss (income) from disposed operations	17	(5,860)
Rent expense payable to REITs (e)	41,875	125,010
Adjusted EBITDAR	$179,622	$501,694
(a)Cybersecurity Incident recoveries, net primarily represent gains on insurance recovery proceeds associated with the Cybersecurity Incident, net of incremental information technology and litigation costs. During the three and nine months ended September 30, 2026, the Company recognized a gain of $1.0 million associated with the release of an accrual for expected litigation-related costs.
(b)Enterprise restructuring costs represent expenses related to employee termination benefits of $0.2 million and $21.5 million for the three and nine months ended September 30, 2026, respectively, for position eliminations and executive leadership departures as part of strategic organizational changes, and third-party professional fees and expenses for advisory services related to enterprise restructuring activities of $5.2 million and
$10.7 million for the three and nine months ended September 30, 2026, respectively. Employee termination benefit costs reflect severance and related employee benefit expenses associated with a discrete enterprise restructuring program designed to streamline and improve the Company's organizational structure.
(c)Exit and acquisition-related costs represent penalties and costs incurred for terminating pre-existing contracts at acquired facilities of $0.8 million and $0.9 million for the three and nine months ended September 30, 2026, respectively, third-party professional fees and expenses incurred in connection with potential and completed acquisitions of $0.6 million and $2.6 million for the three and nine months ended September 30, 2026, respectively, and system integration costs for completed acquisitions of $0.2 million and $0.6 million for the three and nine months ended
September 30, 2026, respectively.
(d)Enterprise resource planning system conversion costs represent various costs incurred related to a single system conversion project to implement a new enterprise resource planning system. These costs include third-party professional fees and expenses incurred in connection with the conversion project of $5.2 million and $10.7 million for the three and nine months ended September 30, 2026, respectively, and contract labor expense directly related to the conversion project of $0.8 million and $1.0 million for the three and nine months ended September 30, 2026, respectively. These costs do not include post-implementation licensing, maintenance and operating costs associated with the new enterprise resource planning system.
(e)Rent expense payable to REITs for the three and nine months ended September 30, 2026 consists of rent expense of $39.0 million and $116.4 million, respectively, related to the Ventas Master Lease and other lease agreements with Ventas for medical office buildings and rent expense of
$2.9 million and $8.6 million, respectively, related to a lease arrangement with MPT for the lease of Hackensack Meridian Mountainside Medical
Center.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At September 30, 2026, the following components of our Senior Secured Credit Facilities bore interest at variable rates at specified margins above either the agent bank's alternate base rate or Term SOFR: (i) a $777.5 million, seven-year term loan; and (ii) a $325.0 million, five-year asset-based revolving credit facility. As of September 30, 2026, we had outstanding variable rate debt of $760.7 million.
At September 30, 2026, we had interest rate swap agreements with notional amounts totaling $400.4 million, expiring June
26, 2029. Please refer to Note 5, Interest Rate Swap Agreements, to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on the interest rate swap agreements. Under the
February 2025 Agreements, expiring June 26, 2029, we are required to make monthly fixed rate payments at annual rates ranging from 3.97% to 3.98% and the counterparties are required to make monthly floating rate payments to us based on one-
month Term SOFR, each subject to a floor of 0.50%.
Although changes in the alternate base rate or Term SOFR would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our variable rate debt on our consolidated financial position, results of operations or cash flows would not be material. Based on the outstanding borrowings and impact of the interest rate swaps in place at September 30, 2026, a one percent change in the interest rate would result in a $3.8 million increase or decrease in our annual interest expense.
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
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the section entitled "Risk Factors" included in the Annual Report, which are incorporated by reference herein.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 2025, our Board of Directors authorized a stock repurchase program pursuant to which we may repurchase an aggregate of up to $50.0 million of our common stock through open market purchases, privately negotiated transactions, block trades or other transactions in accordance with applicable securities laws, subject to market conditions and other factors. Subsequently, in September 2026, our Board of Directors authorized a $25.0 million increase to the stock repurchase program, increasing the aggregate amount of common stock we may repurchase under the program to $75.0 million. The program has no expiration date. At September 30, 2026, there was approximately $48.0 million of stock repurchase authorization remaining under the stock repurchase program. All repurchases under the program during the three months ended September 30, 2026, as shown below, were made in the open market.
During the three months ended September 30, 2026, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2026 - July 31, 2026	717,336	$10.33	715,000	$26.2
August 1, 2026 - August 31, 2026	156,500	$10.89	156,500	$24.5
September 1, 2026 - September 30, 2026	187,356	$10.96	168,000	$48.0
Total	1,061,192	$10.52	1,039,500

(1)	Includes 21,692 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock unit awards.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the
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

ARDENT HEALTH, INC.

Date: November 5, 2026	By:	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)